Form 10QSB
period 2002-09-30
STUDIO II PRODUCTIONS INC
filed 2002-12-30
CIK 1081091

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

....Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

STUDIO II PRODUCTIONS, INC.

(Name of small business in its charter)

Florida	0-50000	13-4025362
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)
5150 Tamiami Trail N., Ste. 202 Naples, Florida	34103
(Address of Principal Executive Office)	(Zip Code)

Issuer's telephone number: (239) 430-2222

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X.. No ....

Applicable only to issuers involved in bankruptcy proceedings during the past five years.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ..... No .....

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At September 30, 2002, the following shares were outstanding: 9,289,350 shares.

Transitional Small Business Disclosure Format (Check one):Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the nine months ended September 30, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

STUDIO II PRODUCTIONS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended September 30, 2002

INDEX TO FINANCIAL STATEMENTS:

Balance Sheets
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements

STUDIO II PRODUCTIONS, INC.

(A Development Stage Company)

Balance Sheets

	Unaudited	Unaudited
	09/30/02	09/30/01

ASSETS

Current Assets:

Cash	$ 996	$ 2,035
Shareholder receivable	1,200	-

TOTAL CURRENT ASSETS	2,196	2,035

TOTAL ASSETS	$ 2,196	$ 2,035

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:

Accounts payable and accrued expenses	$ 250	$ -
Shareholder loan payable	-	-

TOTAL CURRENT LIABILITIES	250	-

Stockholder's Equity:

Common Stock - Par value $.001; authorized 10,000,000 shares
9,289,350 and 6,287,350 shares issued and outstanding in	9,289	6,287
2002 and 2001, respectively

Additional paid-in capital	37,739	36,741
Deficit accumulated during the development stage	(45,082)	(40,993)

TOTAL STOCKHOLDER'S EQUITY	1,946	2,035

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 2,196	$ 2,035

The accompanying notes are an integral part of the financial statements.

STUDIO II PRODUCTIONS, INC.

(A Development Stage Company)

Statements of Operations

For the initial period from inception (May 6, 1996) to September 30, 2002

	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
	For the three months	For the three months	For the nine months	For the nine months	Inception 05/06/96 to
	ending 09/30/02	ending 09/30/01	ending 09/30/02	ending 09/30/01	9/30/2002
Revenues:

Investment Income	$ -	$ -	$ -	$ -	$ -

TOTAL REVENUES	-	-	-	-	-

Costs and expenses:

General and administrative	1,718	1,021	4,089	3,061	45,082

TOTAL EXPENSES	1,718	1,021	4,089	3,061	45,082

Net loss before taxes	1,718	1,021	4,089	3,061	(45,082)

Provision for income taxes	-	-	-	-	-

Net loss	$ (1,718)	$ (1,021)	$ (4,089)	$ (3,061)	$(45,082)

Loss per common share	$ (0.00018)	$ (0.00016)	$ (0.00044)	$ (0.00049)

Weighted average common shares outstanding	9,289,350	6,287,350	9,289,350	6,287,350

The accompanying notes are an integral part of the financial statements.

STUDIO II PRODUCTIONS, INC.

(A Development Stage Company)

Statements of Cash Flows

For the initial period from inception (May 6, 1996) to September 30, 2002

	For the nine months	For the nine months	Inception 05/6/1996 to
	ending 09/30/02	ending 09/30/01	09/30/02

Cash flows from operating activities:

Net loss	$ (4,089)	$ (3,061)	$ (45,082)
Adjustments to reconcile net loss to net cash
used in operating activities:
Increase(Decrease) in receivable from shareholder	1,120	-	(1,200)
Increase(Decrease) in shareholder loan payable	-	-	-
Increase (Decrease) in accounts payable	250	-	250

Net cash used in operating activities	(2,719)	(3,061)	(46,032)

Cash flows from financing activities:

Issuance of Common Stock	3,002	158	9,289
Additional paid-in Capital	2,497	3,792	37,739

Net cash provided by financing activities	3,002	3,950	47,028

Net increase in cash	283	889	996

Cash, beginning	713	1,146	-

Cash, ending	996	2,035	996

The accompanying notes are an integral part of the financial statements.

STUDIO II PRODUCTIONS, INC.

(A Development Stage Company)

Notes to Financial Statements

Note 1 - Organization and Summary of Significant accounting Policies

Basis of Presentation:

The accompanying unaudited financial statements of Studio II Productions, Inc. (the "Company"), as of September 30, 2002, and for the nine months ended September 30, 2002 and 2001, have been prepared in accordance with generally accepted accounting principles for interim financial information, and in accordance with the instructions to Form 10-QSB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Company management, all adjustments, consisting only of normal recurring adjustments considered necessary to present fairly the condensed financial statements, have been made.

Description of Business

The financial statements presented are those of Studio II Productions, Inc. a development stage company ("the Company"). The Company was incorporated under the laws of the State of Florida on May 6, 1996. The Company's activities, to date, have been primarily directed towards the raising of capital.

As shown in the financial statements, as of September 30, 2002 and 2001, the Company has incurred accumulated deficits during the development state of $45,082 and $40,993, respectively and had very little cash. The Company's continued existence is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis. Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence. The Company has been exploring sources to obtain additional equity or debt financing. The Company has indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period, which includes the enactment date.

Loss Per Common Share

The Company incurred a net loss of $4,089 and $3,061, respectively during the nine-month periods ended September 30, 2002 and 2001. This was due to the high professional and legal costs related to the company's operations.

Note 2 - Common Stock

The Company authorized 10,000,000 shares of par value $.001 common stock.

Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

Note 3 - Income Taxes

There is no provision for income taxes since the Company has incurred a net operating loss.

Note 4 - Related Party Transactions

The Company advanced a shareholder $1,200 and $0, respectively for the periods ended September 30, 2002 and 2001.

Note 5 - Subsequent Events

The Company is constantly seeking business opportunities and other means of financing to enable it to complete its business plan.

Note 6 - Management's Discussion and Analysis or Plan of Operation

Results of Operations

For the periods ending September 30, 2002 and 2001, the Company incurred net losses of $4,089 and $3,061, respectively. Explanations of these results are set forth below.

Expenses

General and Administrative

General and administrative costs consist primarily of professional and consulting fees. Significant costs are attributed to the Company becoming a reporting public company. This status will increase audit and legal costs significantly. In relation to the Company becoming a public company, the cost of corporate relations will also increase as quarterly reports and other investor information is required.

The Company incurred expenses of $4,089 and $3,061, respectively during the periods ended September 30, 2002 and 2001. This was due to the high professional and legal costs related to the Company's operations.

Liquidity and Capital Resources

During the periods ended September 30, 2002 and 2001, the Company had only $996 and $2,035, respectively in cash and did not have any cash from operations.

At September 30, 2002 and 2001, the Company had current assets of $2,196 and $2,035 and current liabilities of $250 and $0, respectively.

Implementation of the Company's business plan may require capital resources substantially greater than those currently available to the Company. The Company may determine, depending on the opportunities available to it, to seek additional debt or equity financing to fund the cost of acquiring an operating entity. There can be no assurance that additional equity financing will be available. If neither additional debt nor equity financing is available, the Company might seek loans. In addition, the Company might seek some type of strategic alliance with another company that would provide equity to the Company.

To the extent that the Company finances expansion through the issuance of additional equity securities, any such issuance would result in dilution of the interests of the Company's stockholders. Additionally, to the extent that the Company incurs indebtedness or issues debt securities to finance expansion activities, it will be subject to all of the risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay the principal of and interest on, any such indebtedness.

Inflation

The Company believes that the impact of inflation and changing prices on its operations since commencement of operations has been negligible.

Seasonality

The Company does not deem its revenues to be seasonal and any effect would be immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, are what are known as "forward-looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects," and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10QSB and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Liquidity and Capital Resources

As of September 30, 2002, the Company remains in the development stage. For the period ended September 30, 2002, the Company's balance sheet reflects current and total assets of $2,196, of which $1,200 is for a shareholder receivable, and of which $996 is in the form of cash, and current liabilities of $250.

The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through sale of securities, or otherwise. As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is currently anticipated that the Company will rely on loans or additional capital contributions from shareholders or to pay expenses at least until it is able to consummate a business transaction.

Results of Operations

During the period from May 6, 1996 (inception) through September 30, 2002, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

The Company experienced a net loss of $ 1,718 for the third quarter and a net loss of $4,089 for the nine months ended September 30, 2002, compared with losses of $1,021 and $3,061 for the same periods of the previous fiscal year. The loss during the quarter and during the nine months ended September 30, 2002 is primarily the result of legal, consulting, and accounting costs related to initial registration under the Securities Exchange Act of 1934 and subsequent compliance with reporting requirements of the securities laws, as well as payment of transfer agent fees. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

Plan of Operations

For the fiscal year ending December 31, 2002, and for the succeeding twelve months, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

Need for Additional Financing

The Company will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending December 31, 2002 and thereafter. This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year. Furthermore, once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings to raise additional capital through the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, however, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of loans or advancements from current shareholders without the issuance of additional shares or other securities, or through the private placement of restricted securities. In addition, in order to minimize the amount of additional cash which is required in order to carry out its business plan, the Company might seek to compensate certain service providers by issuances of stock in lieu of cash.

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing date of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits 99.1 and 99.2, CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002, are filed herewith.

(b) No reports on Form 8-K were filed for the quarter ended September 30, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STUDIO II PRODUCTIONS, INC.

By: /S/ GERALD F. VAN FLEET

Gerald F. Van Fleet, President and Director

By: /S/ MILTON POLLAND,

Milton Polland, Director

Date: December 24, 2002

Exhibit 99.1

STUDIO II PRODUCTIONS, INC.

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gerald F. Van Fleet, certify that:

1. I have reviewed this annual report on Form 10-QSB of Studio II Productions, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 24, 2002	By: /S/ GERALD F. VAN FLEET Gerald F. Van Fleet, President and Director

Exhibit 99.2

STUDIO II PRODUCTIONS, INC.

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Milton Polland, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Studio II Productions, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 24, 2002	By: /S/ MILTON POLLAND, Milton Polland, Director