Form 10QSB
period 2003-09-30
STUDIO II PRODUCTIONS INC
filed 2003-11-12
CIK 1081091

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At September 30, 2003, the following shares were outstanding: 7,491,350.

Transitional Small Business Disclosure Format (Check one): Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the nine months ended September 30, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

STUDIO II PRODUCTIONS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended September 30, 2003

INDEX TO FINANCIAL STATEMENTS:

Balance Sheets
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements

STUDIO II PRODUCTIONS, INC.
(A Development Stage Company)
Balance Sheets
For the periods ended

	Unaudited	Unaudited
	9/30/2003	9/30/2002

ASSETS

Current Assets:

Cash	$ 0	$ 996
Shareholder receivable	-	$ 1,200

TOTAL CURRENT ASSETS	0	2,196

TOTAL ASSETS	$ 0	$ 2,196

LIABILITIES AND STOCKHOLDER'S EQUITY(DEFICIT)

Current Liabilities:

Accounts payable and accrued expenses	$ 250	$ 250
Shareholder loan payable	1,111	-

TOTAL CURRENT LIABILITIES	1,361	250

Stockholder's Equity:

Common Stock - Par value $.001; authorized 10,000,000 shares
7,491,350 and 9,289,350 shares issued and outstanding in	7,491	9,289
2003 and 2002, respectively

Additional paid-in capital	38,741	37,739
Deficit accumulated during the development stage	(47,593)	(45,082)

TOTAL STOCKHOLDER'S EQUITY(DEFICIT)	(1,361)	1,946

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY(DEFICIT)	$ (0)	$ 2,196

The accompanying notes are an integral part of the financial statements.

STUDIO II PRODUCTIONS, INC.
(A Development Stage Company)
Statements of Operations
For the initial period from inception (May 6, 1996) to September 30, 2003

					Inception
	For the three months	For the three months	For the nine months	For the nine months	05/06/96 to
	ending 09/30/2003	ending 09/30/2002	ending 09/30/2003	ending 09/30/2002	09/30/2003
Revenues:

Investment Income	$ -	$ -	$ -	$ -	$ -

TOTAL REVENUES	-	-	-	-	-

Costs and expenses:

General and administrative	250	1,718	3,716	4,089	47,593

TOTAL EXPENSES	250	1,718	3,716	4,089	47,593

Net loss before taxes	250	1,718	3,716	4,089	(47,593)

Provision for income taxes	-	-	-	-	-

Net loss	$ (250)	$ (1,718)	$ (3,716)	$ (4,089)	$ (47,593)

Loss per common share	$ (0.00003)	$ (0.00018)	$ (0.00050)	$ (0.00044)

Weighted average common shares outstanding	7,491,350	9,289,350	7,491,350	9,289,350

The accompanying notes are an integral part of the financial statements.

STUDIO II PRODUCTIONS, INC.
(A Development Stage Company)
Statements of Cash Flows
For the initial period from inception (May 6, 1996) to June 30, 2003

			Inception
	For the period	For the period	05/6/1996 to
	ending 09/30/2003	ending 09/30/2002	9/30/2003

Cash flows from operating activities:

Net loss	$ (250)	$ (295)	$ (47,593)
Adjustments to reconcile net loss to net cash
used in operating activities:
(Increase) Decrease in receivable from shareholder	-	328	-
Increase (Decrease) in shareholder loan payable	250	-	1,111
Increase (Decrease) in accounts payable	-	250	250

Net cash used in operating activities	-	283	(46,232)

Cash flows from financing activities:

Issuance of Common Stock	-	-	7,491
Additional paid-in Capital	-	-	38,741

Net cash provided by financing activities	-	-	46,232

Net increase in cash	-	283	(0)

Cash, beginning	-	713	-

Cash, ending	$ -	$ 996	$ (0)

The accompanying notes are an integral part of the financial statements.

Studio II Productions, Inc.
(A Development Stage Company)
Notes to Financial Statements

Note 1 - Organization and Summary of Significant accounting Policies

Basis of Presentation:

The accompanying financial statements of Studio II Productions, Inc. (the "Company"), as of September 30, 2003, and 2002, have been prepared in accordance with generally accepted accounting principles for interim financial information, and in accordance with the instructions to Form 10-QSB of the Securities and Exchange Commission. In the opinion of Company management, all adjustments, consisting only of normal recurring adjustments considered necessary to present fairly the condensed financial statements, have been made.

Description of Business

The financial statements presented are those of Studio II Productions, Inc. a development stage company ("The Company"). The Company was incorporated under the laws of the State of Florida on May 6, 1996. The Company's activities, to date, have been primarily directed towards the raising of capital.

As shown in the financial statements, as of September 30, 2003 and 2002, the Company has incurred accumulated deficits of $47,593 and $45,082, respectively and only had cash of $0 and $996, respectively. The Company's continued existence is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis. Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence. The Company has been exploring sources to obtain additional equity or debt financing. The Company has indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential.

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

Loss Per Common Share

The Company incurred expenses of $250 and $1,718, respectively during the periods ended September 30, 2003 and 2002. This was due to the high professional and legal costs related to the company's operations.

Note 2 - Common Stock

The Company authorized 10,000,000 shares of par value $.001 common stock,of which 7,491,350 were issued and outstanding as of September 30, 2003. A total of 9,289,350 shares were issued and outstanding as of September 30, 2002.

Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

Note 3 - Income Taxes

There is no provision for income taxes since the Company has incurred a net operating loss.

Note 4 - Related Party Transactions

The Company owes a shareholder $1,111 and is owed $1,200 from a shareholder, respectively for the periods ended September 30, 2003 and 2002.

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

Liquidity and Capital Resources

As of September 30, 2003, the Company remains in the development stage. For the period ended September 30, 2003, the Company's balance sheet reflects current and total assets of $0, and current liabilities of $1,361, of which $1,111 is a shareholder loan payable.

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

Results of Operations

During the period from May 6, 1996 (inception) through September 30, 2003, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

The Company experienced a net loss of $3,716 for the nine month period ended September 30, 2003, compared with a loss of $4,089 for the same period last year. The loss during the period ended September 30, 2003 is primarily the result of legal, consulting, and accounting costs related to initial registration under the Securities Exchange Act of 1934 and subsequent compliance with reporting requirements of the securities laws, as well as payment of transfer agent fees. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibits are filed herewith:

31.1 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the
Securities Exchange Act of 1934, as amended.

32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

(b) No reports on Form 8-K were filed by the Company for the quarter ended September 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STUDIO II PRODUCTIONS, INC.

By: /S/ GERALD F. VAN FLEET
Gerald F. Van Fleet, President and Director

By: /S/ MILTON POLLAND,
Milton Polland, Director

Date: November 12, 2003

31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

I, Gerald F. Van Fleet, certify that:

I have reviewed this quarterly report on Form 10-QSB of Studio II Productions, Inc.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the periods presented in this report;

The company's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the company's internal control over financial reporting that occurred during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting; and

The company's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the company's auditors and the audit committee of the company's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the company's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal control over financial reporting.

Date: November 12, 2003	By: /S/ GERALD F. VAN FLEET Gerald F. Van Fleet, President and Director

31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

I, Milton Polland, certify that:

I have reviewed this quarterly report on Form 10-QSB of Studio II Productions, Inc.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the periods presented in this report;

The company's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the company's internal control over financial reporting that occurred during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting; and

The company's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the company's auditors and the audit committee of the company's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the company's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal control over financial reporting.

Date: November 12, 2003	By: /S/ MILTON POLLAND, Milton Polland, Director

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Studio II Productions, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerald F. Van Fleet, President and a Director of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /S/ GERALD F. VAN FLEET
Gerald F. Van Fleet, President and Director

Date: November 12, 2003

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Studio II Productions, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Milton Polland, a Director of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /S/ MILTON POLLAND,
Milton Polland, Director

Date: November 12, 2003