Form 10QSB
period 2004-09-30
STUDIO II PRODUCTIONS INC
filed 2004-11-23
CIK 1081091

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

   X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                For the quarterly period ended September 30, 2004

   ___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                   For the transition period from ____ to ____


                           STUDIO II PRODUCTIONS, INC.
                     (Name of small business in its charter)

            Florida                      0-50000                  65-0664963
(State or other jurisdiction of(Commission File Number)(IRS Employer Identification No.)
        incorporation)

            P.O. Box 110310
            Naples, Florida            34108-0106
(Address of Principal Executive Office)(Zip Code)

                   Issuer's telephone number:  (239) 598-2300

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes
...X..  No ....

Applicable only to issuers involved in bankruptcy proceedings during the past five years.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes...     No...

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At September 30, 2004, the following shares were outstanding: 7,491,350.

Transitional Small Business Disclosure Format (Check one):  Yes...     No .X.

PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the nine months ended September 30, 2004, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.




                           STUDIO II PRODUCTIONS, INC.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS


                        Quarter Ended September 30, 2004


INDEX TO FINANCIAL STATEMENTS:

Balance Sheet                                 4
Statements of Operations                      5
Statements of Stockholders' Equity (Deficit)  6
Statements of Cash Flows                      7
Notes to Financial Statements                 8

                           STUDIO II PRODUCTIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            BALANCE SHEET (UNAUDITED)



                                                          September 30,
                        ASSETS                                2004
Current assets:
  Cash                                                         $ -
  Shareholder receivable                                        -
        Total current assets                                    -

        Total assets                                           $ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                            $ 250
  Payable to shareholder                                      1,111
        Total current liabilities                             1,361

Stockholders' equity (deficit):
  Common stock, $.001 par value; 10,000,000 shares
       authorized, 7,491,350 shares issued and outstanding    7,491
  Additional paid-in capital                                 38,741
  Deficit accumulated during the development stage          (47,593)
        Total stockholders' equity (deficit)                 (1,361)

  Total liabilities andstockholders' equity (deficit)          $ -


                 See notes to unaudited financial statements.

                          STUDIO II PRODUCTIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      STATEMENTS OF OPERATIONS (UNAUDITED)



				Nine months ended   Three months ended      May 6, 1996
  				September 30,    	September 30,    (date ofinception)
                                 2004     2003       2004     2003      to September 30, 2004

Revenues                          $ -      $ -      $ -      $ -            $ -

Expenses:
     General and administrative    -      3,716      -        250            47,593

Net loss before taxes              -     (3,716)     -       (250)          (47,593)

Provision for income taxes         -        -        -        -               -

    Net loss                      $ -   $(3,716)   $ -      $ (250)       $ (47,593)

Loss per share                   $ .00   $ (.00)   $ .00    $ (.00)

Weighted average common        7,491,350 7,491,350 7,491,350  7,491,350
  shares outstanding

See notes to unaudited financial statements.

                           STUDIO II PRODUCTIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
           FROM MAY 6, 1996 (DATE OF INCEPTION) TO SEPTEMBER 30, 2004


Common Stock

 				Common Stock     Additional
                                                  Paid-In Accumulated
                                 Shares  Amount   Capital   Deficit    Total
Balance at May 6, 1996            -      $     -    $ -       $ -       $ -
     (Date of Inception)
  Net loss                        -            -     -      (1,500)   (1,500)
Balance at December 31, 1996      -            -     -      (1,500)   (1,500)

  Net loss                        -            -     -     (12,930)  (12,930)
Balance at December 31, 1997      -            -     -     (14,430)  (14,430)

  Common stock issued for cash   547,500   548     28,306      -      28,854
  Net loss                          -       -        -     (13,835)  (13,835)
Balance at December 31, 1998     547,500   548     28,306  (28,265)     589

  Common stock issued for cash   169,000   169     1,981       -       2,150
  Net loss                          -       -        -      (3,940)   (3,940)
Balance at December 31, 1999     716,500   717     30,287  (32,205)   (1,201)

  Common stock issued for cash  5,413,250 5,413    1,163       -       6,576
  Net loss                          -       -        -      (5,727)   (5,727)
Balance at December 31, 2000    6,129,750 6,130    31,450  (37,932)    (352)

  Common stock issued for cash   157,600   157     5,291       -       5,448
  Net loss                          -       -        -      (3,061)   (3,061)
Balance at December 31, 2001    6,287,350 6,287    36,741  (40,993)    2,035

  Common stock issued for cash  1,204,000 1,204    2,000       -       3,204
  Net loss                          -       -        -      (2,884)   (2,884)
Balance at December 31, 2002    7,491,350 7,491    38,741  (43,877)    2,355

  Net loss                          -       -        -      (3,716)   (3,716)
Balance at December 31, 2003    7,491,350 7,491    38,741  (47,593)   (1,361)

  Net loss                          -       -        -         -         -
Balance at September 30, 2004   7,491,350 $7,491  $ 38,741 $(47,593)  $(1,361)

                          STUDIO II PRODUCTIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


						Nine months ended    May 6, 1996
  						   September 30,  (date of inception)
                                                  2004    2003     to September 30,
                                                                          2004
Cash flows from operating activities:
   Net loss                                        $ -   $ (3,716)   $ (47,593)
   Adjustments to reconcile net loss to net
      cash flows from operating activities:
      Changes in operating assets & liabilities
      Shareholder receivable                        -      3,369          -
      Payable to shareholder                        -      1,111       1,111
      Accounts payable                              -      (764)         250
Net cash flows from operating activities       	    -        -       (46,232)

Cash flows from financing activities:
   Issuance of common stock                   	    -        -         46,232
Net cash flows from financing activities      	    -        -         46,232

Net change in cash                                  -        -           -
Cash at beginning of period                         -        -           -
Cash at end of period                          	  $ -      $ -         $ -



                  See notes to unaudited financial statements.

                           STUDIO II PRODUCTIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2004 AND 2003


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

                           STUDIO II PRODUCTIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2004 AND 2003

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

     There is no provision for income taxes due to continuing losses. At September 30, 2004, the Company has net operating loss carryforwards for tax purposes of approximately $48,000, which expire through 2023. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

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

Liquidity and Capital Resources

      As of September 30, 2004, the Company remains in the development stage. For the period ended September 30, 2004, the Company's balance sheet reflects current and total assets of $ 0, and total current liabilities of $1,361, of which $ 1,111is a shareholder loan payable.

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

Results of Operations

      During the period from May 6, 1996 (inception) through September 30, 2004, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and
initial efforts to locate a suitable merger or acquisition candidate.   No
revenues were received by the Company during this period.

      The Company experienced a net loss of $ 0 for the three month period ended September 30, 2004, compared with a loss of $250 for the same period last year. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

      None.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None.


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 6.     EXHIBITS

      (a)   The following exhibits are filed herewith:

      31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


STUDIO II PRODUCTIONS, INC.


By:  /S/ GERALD F. VAN FLEET
      Gerald F. Van Fleet, President and Director


By: /S/ MILTON POLLAND,
      Milton Polland, Director



Date:     November  22, 2004