Form 10KSB
period 2004-12-31
STUDIO II PRODUCTIONS INC
filed 2005-03-31
CIK 1081091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

X__ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended _________.

___TRANSITION REPORT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

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

Common Stock

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenue for its most recent fiscal year: $ -0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked priced of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act): -0-

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years): Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __ No __

(Applicable only to corporate registrants): State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,491,350 as of December 31, 2004.

Documents incorporated by reference.  If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes.

Transitional Small Business Disclosure Format (Check one):  Yes __; No X

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

General

The Company was incorporated under the laws of the State of Florida on May 6, 1996.  To date, the Company’s only activities have been organizational ones, directed at developing its business plan and raising its initial capital.  The Company has not commenced any commercial operations.  The Company has no full-time employees and owns no real estate.

The Company is a “blind pool” or “blank check” company, whose business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value.  The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership.  The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity.  The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

As of December 31, 2004, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific firm may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired. It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities. It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Company management does not generally anticipate that it will provide holders of the Company's securities with financial statements, or any other documentation, concerning a target company or its business prior to any merger or acquisition.  In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by Company management which elects to seek the stockholders' advice and consent, or because state law so requires.  The analysis of business opportunities will be undertaken by or under the supervision of the Company's executive officers and directors.  Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and in that event, might pay a finder's fee.  Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:

(1)

Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

(2)

Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

(3)

Capital requirements and anticipated availability of required funds, to be provided from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

(4)

The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

(5)

The availability of audited financial statements for the business opportunity; and

(6)

Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ.

No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to the opportunity and make a determination based upon reasonable investigative measures and available data. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired. The Company is unable to predict when it may participate in a business opportunity and it has not established any deadline for completion of a transaction. It expects, however, that the process of seeking candidates, analysis of specific proposals and the selection of a business opportunity may require several additional months or more. Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising equity capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

Form of Acquisition

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's directors may resign and new directors may be appointed without any vote by stockholders. It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of up to 80% of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's stockholders in such circumstances would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders. (See "Description of Business - General").  It is anticipated that any securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market. The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms. Competition The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The Company also will experience competition from other public "blind pool" companies, many of which may have more funds available than does the Company.

Administrative Offices

The Company currently has no investments in real estate, real estate mortgages, or real estate securities.  The Company maintains a mailing address at P.O. Box 110310, Naples, Florida 34108-0106.  Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future.  The Company pays no rent for the use of this mailing address.

Employees

The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. No remuneration will be paid to the Company's officers except as set forth under "Executive Compensation" and under "Certain Relationships and Related Transactions."

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

(i)

"Description of Business - General" - the general description of the Company's plan to seek a merger or acquisition candidate, and the types of business opportunities that may be pursued.

(ii)

"Description of Business - Investigation and Selection of Business Opportunities" - the steps which may be taken to investigate prospective business opportunities, and the factors which may be used in selecting a business opportunity.

(iii)

"Description of Business - Form of Acquisition" - the manner in which the Company may participate in a business acquisition. The Company wishes to caution the reader that there are many uncertainties and unknown factors which could affect its ability to carry out its business plan in the manner described herein.

ITEM 2.

 DESCRIPTION OF PROPERTY.

The Company currently has no investments in real estate, real estate mortgages, or real estate securities.  The Company maintains a mailing address at P.O. Box 110310, Naples, Florida 34108-0106.  Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future.  The Company pays no rent for the use of this mailing address.

However, the policy of the Company with respect to investment in real estate assets could be changed in the future without a vote of security holders.

ITEM 3.

LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2004

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is not currently a public trading market for the Company's securities. Such securities are currently held of record by a total of approximately 61 persons. No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Liquidity and Capital Resources

As of December 31, 2004, the Company remains in the development stage. For the fiscal year ended December 31, 2004, the Company's balance sheet reflects current and total assets of $ 0, and current liabilities of $ 7,861. In order to carry out its plan of business as discussed above, the Company will require additional capital.  There is no assurance that such capital will be available.

Results of Operations

During the period from May 6, 1996 (inception) through December 31, 2004, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

Plan of Operations

For the fiscal year ending December 31, 2005, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates.  The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

Need for Additional Financing

During the fiscal year ending December 31, 2005, the Company plans to continue with efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses. The Company also plans to file all required periodical reports and to maintain its status as a fully reporting Company under the Securities Exchange Act of 1934. In order to proceed with its plans for the next year, the Company will require additional capital in order to meet its cash needs. This includes cash for payment of the costs associated with maintaining compliance with the ongoing reporting requirements of the Securities Exchange Act of 1934, as amended, as well as payment for any costs the Company may incur in seeking business opportunities. No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering. The Company may also seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see "Certain Relationships and Transactions."

ITEM 7.

FINANCIAL STATEMENTS.

See following pages.

STUDIO II PRODUCTIONS, INC.

 (A Development Stage Company)

Child, Sullivan & Company

A Professional Corporation of CERTIFIED PUBLIC ACCOUNTANTS

1284   W.  Flint   Meadow   Dr., Suite D, Kaysville, U T 84037          PHONE: (801) 927-1337; FAX: (801) 927-1344

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Stockholders

Studio II Productions, Inc.

Naples, Florida

We have audited the accompanying balance sheet of Studio II Productions, Inc. (a Florida development stage enterprise) as of December 31, 2004, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2004 and 2003 and for the period from May 6, 1996 [date of inception] to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Studio II Productions, Inc. (a development stage enterprise) as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and for the period from May 6, 1996 [date of inception] to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Child, Sullivan and Company

Salt Lake City, Utah

March 21, 2005

STUDIO II PRODUCTIONS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEET

December 31,
ASSETS	2004
Current assets:
Cash	$ -
Shareholder receivable	-
Total current assets	-

Total assets	$ -

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ -
Payable to shareholder	7,861
Total current liabilities	7,861

Stockholders' equity (deficit):
Common stock, $.001 par value; 10,000,000 shares
authorized, 7,491,350 shares issued and outstanding	7,491
Additional paid-in capital	38,741
Deficit accumulated during the development stage	(54,093)
Total stockholders' equity (deficit)	(7,861)

Total liabilities and stockholders' equity (deficit)	$ -

See notes to financial statements.

STUDIO II PRODUCTIONS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

	December 31,		May 6, 1996 [date of inception]
	2004	2003	to December 31, 2004

Revenues	$ -	$ -	$ -

Expenses:
General and administrative	6,500	3,716	54,093

Net loss before taxes	(6,500)	(3,716)	(54,093)

Provision for income taxes	-	-	-

Net loss	$ (6,500)	$ (3,716)	$ (54,093)

Loss per share	$ (.00)	$ (.00)

Weighted average common shares outstanding	7,491,350	7,491,350

See notes to financial statements.

STUDIO II PRODUCTIONS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM MAY 6, 1996 [DATE OF INCEPTION] TO DECEMBER 31, 2003

	Common Stock
			Additional
			Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at May 6, 1996 [Date of Inception]	-	$ -	$ -	$ -	$ -
Net loss	-	-	-	(1,500)	(1,500)
Balance at December 31, 1996	-	-	-	(1,500)	(1,500)

Net loss	-	-	-	(12,930)	(12,930)
Balance at December 31, 1997	-	-	-	(14,430)	(14,430)

Common stock issued for cash	547,500	548	28,306	-	28,854
Net loss	-	-	-	(13,835)	(13,835)
Balance at December 31, 1998	547,500	548	28,306	(28,265)	589

Common stock issued for cash	169,000	169	1,981	-	2,150
Net loss	-	-	-	(3,940)	(3,940)
Balance at December 31, 1999	716,500	717	30,287	(32,205)	(1,201)

Common stock issued for cash	5,413,250	5,413	1,163	-	6,576
Net loss	-	-	-	(5,727)	(5,727)
Balance at December 31, 2000	6,129,750	6,130	31,450	(37,932)	(352)

Common stock issued for cash	157,600	157	5,291	-	5,448
Net loss	-	-	-	(3,061)	(3,061)
Balance at December 31, 2001	6,287,350	6,287	36,741	(40,993)	2,035

Common stock issued for cash	1,204,000	1,204	2,000	-	3,204
Net loss	-	-	-	(2,884)	(2,884)
Balance at December 31, 2002	7,491,350	7,491	38,741	(43,877)	2,355

Net loss	-	-	-	(3,716)	(3,716)
Balance at December 31, 2003	7,491,350	7,491	38,741	(47,593)	(1,361)

Net loss	-	-	-	(6,500)	(6,500)
Balance at December 31, 2004	7,491,350	$ 7,491	$ 38,741	$ (54,093)	$ (7,861)

See notes to financial statements.

STUDIO II PRODUCTIONS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

	December 31,		May 6, 1996 [date of inception]
	2004	2003	to December 31, 2004
Cash flows from operating activities:
Net loss	$ (6,500)	$ (3,716)	$ (54,093)
Adjustments to reconcile net loss to net
cash flows from operating activities:
Changes in operating assets & liabilities
Shareholder receivable	-	3,369	-
Payable to shareholder	6,750	1,111	7,861
Accounts payable	(250)	(764)	-
Net cash flows from operating activities	-	-	(46,232)

Cash flows from financing activities:
Issuance of common stock	-	-	46,232
Net cash flows from financing activities	-	-	46,232

Net change in cash	-	-	-
Cash at beginning of period	-	-	-
Cash at end of period	$ -	$ -	$ -

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

See notes to financial statements.

STUDIO II PRODUCTIONS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

1.

Summary of Significant Accounting Policies

Description of Business

Studio II Productions, Inc. (a development stage enterprise) (the Company) was formed on May 6, 1996 in the State of Florida. The Company’s activities to date have been primarily directed towards the raising of capital and seeking business opportunities.

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

There is no provision for income taxes due to continuing losses. At December 31, 2004, the Company has net operating loss carryforwards for tax purposes of approximately $54,000, which expire through 2024. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

STUDIO II PRODUCTIONS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

2.

Related Party Transactions

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a note payable bearing no interest and due on demand. Amounts payable to the shareholder at December 31, 2004 and 2003 were $7,861 and $1,111, respectively.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Company=s accountants on accounting and financial disclosure.

ITEM  8A.

CONTROLS AND PROCEDURES.

The Securities and Exchange Commission defines the term disclosure controls and procedures to mean a company=s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms.   The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms.

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of December 31, 2004, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the fiscal year ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION.

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Positions held and tenure
Gerald F. Van Fleet	44	President and a director since May 1998
Milton Polland	91	Director since May 1996

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

Since the acquisition of Noddings, Mr. Van Fleet has worked with several financial institutions, including Northern Trust and Merrill Lynch, as a specialist in alternative investments. Upon graduation from Michigan State University in 1982, Mr. Van Fleet joined IBM in Chicago and began a career in the computer and software industry.  Mr. Van Fleet’s experience included software application consulting in the Manufacturing and Distribution sectors as well as developing business plans for specific software markets.

Mr. Van Fleet joined Noddings Investment Group in 1994.  His responsibilities included client development and service, consultant relations, creation of published material, and the development of marketing material and presentations.  He contributed to “The Irwin Yearbook of Convertible Securities” and co-authored the article “Convertible Hedging – An Alternative Investment Approach to Meet Specific Risk/Reward Objectives” that appeared in the HFR Journal.

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

Audit Committee.

Studio II Productions, Inc., a blind pool reporting company which is not yet publicly traded, does not have an audit committee per se. The current board of directors functions as the audit committee.

Compliance With Section 16(a) of the Exchange Act.

For the fiscal year ending December 31, 2004, all of the company=s officers, directors and principal shareholders have filed reports required under Section 16(a) except for Frank Pioppi, who owns 92% of the issued and outstanding common stock of Mid-Continental Securities Corp., and is deemed to be the beneficial owner of the shares of Studio II Productions, Inc., held of record by Mid-Continental Securities Corp.

Code of Ethics

Studio II Productions, Inc. has not yet adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer or controller, or persons performing similar functions due to several factors. Studio II Productions, Inc. a reporting Ablind pool@ company whose shares have not yet traded.

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

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the end of the Company's most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company.  Also included are the shares held by all executive officers and directors as a group.

Name and Address	Number of Shares Owned Beneficially	Percent of Class Owned
Mid-Continental Securities Corp. 5150 Tamiami Trail N., Ste. 202, Naples, Florida 34103	4,946,000	66%
Frank Pioppi 5150 Tamiami Trail N., Ste. 202, Naples, Florida 34103	4,946,000 (3)	66%
Gerald F. Van Fleet (1) 5150 Tamiami Trail N., Ste. 202, Naples, Florida 34103	0	0
Milton Polland (1) 10445 Wilshire Blvd., #204 Los Angeles, CA 90024	0	0
Central Pacific, Ltd. (2) 10445 Wilshire Blvd., #204 Los Angeles, CA 90024	20,000	0.26%
Rudy Ambrosi 3131 Regatta Rd. Naples, FL 34103	1,000,000	13.34%
All directors and executive officers (2 persons)	20,000	0.26%

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no transactions or proposed transactions in the last two fiscal years to which the Company was or is to be a party.

Conflicts of Interest

None of the officers of the Company will devote more than a portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officers' other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.  Each of the Company's officers and directors also are officers, directors, or both, of several other Colorado-based development-stage corporations in the same business as the Company. These companies may be in direct competition with the Company for available opportunities. Company management, and the other principal shareholders of the Company, intend to actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by officers, directors or affiliates of the Company which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to Company officers, directors and affiliates to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the Company's other shareholders. In making any such sale, Company officers, directors and affiliates may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

ITEM 13.

EXHIBITS

(a)

The Exhibits listed below are filed as part of this Annual Report.

 3(i)

Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on September 12, 2003).

3(ii)

Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on September 12, 2002).

31.1

Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES/ emailed to Marty

Audit-Related Fees

(1) The aggregate fees billed by Child, Sullivan and Company for audit of the Company’s annual financial statements were $1,500 for the fiscal year ended December 31, 2004, and $1,500 for the fiscal year ended December 31, 2003. The aggregate fees billed by Child, Sullivan and Company for review of the Company’s financial statements included in its quarterly reports on Form 10-QSB were $1,500 during the period ended December 31, 2004 and $ 0 during the period ended December 31, 2003.

(2) Child, Sullivan and Company did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ending December 31, 2004 or December 31, 2003

Tax Fees

(3) The aggregate fees billed by Child, Sullivan and Company for tax compliance, tax advice and tax planning were $ 0 for the fiscal year ended 2004 and $0 for the fiscal year ended 2003.

All Other Fees

(4) Child, Sullivan and Company did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2004 and 2003.

Audit Committee=s Pre-approval policies and procedures

(5) Studio II Productions, Inc., a blind pool reporting company which is not yet publicly traded, does not have an audit committee per se. The current board of directors functions as the audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STUDIO II PRODUCTIONS, INC.

By:  /S/ GERALD F. VAN FLEET

Gerald F. Van Fleet, President and Director

Date:  March 31, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

STUDIO II PRODUCTIONS, INC.

By:  /S/ GERALD F. VAN FLEET

Gerald F. Van Fleet, President and Director

By: /S/ MILTON POLLAND,

Milton Polland, Director

Date:  March 31, 2005