Form 10QSB
period 2005-06-30
STUDIO II PRODUCTIONS INC
filed 2005-07-15
CIK 1081091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes...     No...

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  At June 30, 2005, the following shares were outstanding: 7,491,350.

Transitional Small Business Disclosure Format (Check one):  Yes...     No. X.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a)

The unaudited financial statements of registrant for the six months ended June 30, 2005, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

 STUDIO II PRODUCTIONS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended June 30, 2005

STUDIO II PRODUCTIONS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEET (UNAUDITED)

June 30,
ASSETS	2005
Current assets
Cash	$ -
Total current assets	-

Total assets	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued liabilities	$ -
Payable to stockholder	11,611
Total current liabilities	11,611

Stockholders' deficit
Common stock: par value $.001; 10,000,000 shares authorized; 7,491,350 shares issued and outstanding	7,491
Additional paid in capital	38,741
Deficit accumulated during the development stage	(57,843)
Total stockholders' deficit	(11,611)

Total liabilities and stockholders' deficit	$ -

See accompanying notes to the unaudited financial statements.

STUDIO II PRODUCTIONS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended		Period from May 6, 1996 (inception) to
	June 30,		June 30,		June 30,
	2005	2004	2005	2004	2005

Revenues
Sales revenues	$ -	$ -	$ -	$ -	$ -
Cost of sales	-	-	-	-	-
Gross profit	-	-	-	-	-

Operating expenses
General and administrative expenses	1,375	-	3,750	-	57,843
Total operating expenses	1,375	-	3,750	-	57,843

Loss from operations	(1,375)	-	(3,750)	-	(57,843)

Other income
Interest income	-	-	-	-	-
Total other income	-	-	-	-	-

Net loss before income taxes	(1,375)	-	(3,750)	-	(57,843)

Provision for income taxes	-	-	-	-	-

Net loss	$ (1,375)	$ -	$ (3,750)	$ -	$ (57,843)

Basic and diluted net loss per share	$ (0.00)	$ -	$ (0.00)	$ -

Weighted average number of shares outstanding	7,491,350	7,491,350	7,491,350	7,491,350

See accompanying notes to the unaudited financial statements.

STUDIO II PRODUCTIONS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

FROM MAY 6, 1996 (DATE OF INCEPTION) TO JUNE 30, 2005

				Development
	Common Stock		Additional	Stage
	$.001 Par Value		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at May 6, 1996 (date of inception)	-	$ -	$ -	$ -	$ -
Net loss for the period	-	-	-	(1,500)	(1,500)
Balance December 31, 1996	-	-	-	(1,500)	(1,500)

Net loss for the year	-	-	-	(12,930)	(12,930)
Balance December 31, 1997	-	-	-	(14,430)	(14,430)

Common stock issued for cash	547,500	548	28,306		28,854
Net loss for the year	-	-	-	(13,835)	(13,835)
Balance December 31, 1998	547,500	548	28,306	(28,265)	589

Common stock issued for cash	169,000	169	1,981		2,150
Net loss for the year	-	-	-	(3,940)	(3,940)
Balance December 31, 1999	716,500	717	30,287	(32,205)	(1,201)

Common stock issued for cash	5,413,250	5,413	1,163		6,576
Net loss for the year	-	-	-	(5,727)	(5,727)
Balance December 31, 2000	6,129,750	6,130	31,450	(37,932)	(352)

Common stock issued for cash	157,600	157	5,291		5,448
Net loss for the year	-	-	-	(3,061)	(3,061)
Balance December 31, 2001	6,287,350	6,287	36,741	(40,993)	2,035

Common stock issued for cash	1,204,000	1,204	2,000		3,204
Net loss for the year	-	-	-	(2,884)	(2,884)
Balance December 31, 2002	7,491,350	7,491	38,741	(43,877)	2,355

Net loss for the year	-	-	-	(3,716)	(3,716)
Balance December 31, 2003	7,491,350	7,491	38,741	(47,593)	(1,361)

Net loss for the year	-	-	-	(6,500)	(6,500)
Balance December 31, 2004	7,491,350	7,491	38,741	(54,093)	(7,861)

Net loss for the period	-	-	-	(3,750)	(3,750)
Balance June 30, 2005	7,491,350	$ 7,491	$ 38,741	$ (57,843)	$ (11,611)

See accompanying notes to the unaudited financial statements.

STUDIO II PRODUCTIONS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended		Period from May 6, 1996 (inception) to
	June 30,		June 30,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$(3,750)	$-	$(57,843)
Adjustments to reconcile net loss to
net cash provided by (used in) operations:
Changes in operating liabilities and assets:
Accrued liabilities	-	-	-
Net cash used in operations	(3,750)	-	(57,843)

Cash flows from financing activities:
Increase in payable to stockholder	3,750	-	11,611
Issuance of common stock	-	-	46,232
Net cash provided by financing activities	3,750	-	57,843

Increase in cash and cash equivalents	-	-	-

Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$-	$-	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

There is no provision for income taxes due to continuing losses. At June 30, 2005, the Company has net operating loss carryforwards for tax purposes of approximately $57,000, which expire through 2025. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

2.

PAYABLE TO STOCKHOLDER

A stockholder has paid expenses on behalf of the Company. Those expenses consisted solely of professional fees incident to maintaining corporate existence. At June 30, 2005, the Company owed $11,611 to the stockholder. The amount bears no interest and is payable on demand.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, are what are known as “forward-looking statements,” which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future.  Words such as “plans,” “intends,” “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement.  Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits.  Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits.  Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-QSB and in the Company’s other filings with the Securities and Exchange Commission.  No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Liquidity and Capital Resources

As of June 30, 2005, the Company remains in the development stage.  For the period ended June 30, 2005, the Company’s balance sheet reflects current and total assets of $0, and total current liabilities of $11,611, which is an amount due to a shareholder who has paid professional fees incident to maintaining corporate existence on the Company’s behalf.  The amount bears no interest and is payable on demand.

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

Results of Operations

During the period from May 6, 1996 (inception) through June 30, 2005, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate.  No revenues were received by the Company during this period.

The Company experienced a net loss of $3,750 for the six-month period ended June 30, 2005, as a result of expenses incurred to maintain its corporate existence and comply with SEC reporting requirements. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination.  Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

Date:     July 15, 2005

By: /S/ MILTON POLLAND,

Milton Polland, Director

Date:     July 15, 2005