Form 10QSB
period 2005-09-30
STUDIO II PRODUCTIONS INC
filed 2005-10-31
CIK 1081091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

 STUDIO II PRODUCTIONS, INC.

(Name of small business issuer in its charter)

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes.. No.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes X   No...

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  At September 30, 2005, the following shares were outstanding: 7,491,350.

Transitional Small Business Disclosure Format (Check one):  Yes...     No. X.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a)

The unaudited financial statements of registrant for the nine months ended September 30, 2005, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

 STUDIO II PRODUCTIONS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended September 30, 2005

STUDIO II PRODUCTIONS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEET (UNAUDITED)

September 30,
ASSETS	2005
Current assets
Cash	$ -
Total current assets	-

Total assets	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued liabilities	$ -
Payable to stockholder	12,986
Total current liabilities	12,986

Stockholders' deficit
Common stock: par value $.001; 10,000,000 shares authorized; 7,491,350 shares issued and outstanding	7,491
Additional paid in capital	38,741
Deficit accumulated during the development stage	(59,218)
Total stockholders' deficit	(12,986)

Total liabilities and stockholders' deficit	$ -

See accompanying notes to unaudited financial statements

STUDIO II PRODUCTIONS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended		Period from May 6, 1996 (inception) to
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005

Revenues
Sales revenues	$ -	$ -	$ -	$ -	$ -
Cost of sales	-	-	-	-	-
Gross profit	-	-	-	-	-

Operating expenses
General and administrative expenses	1,375	-	5,125	-	59,218
Total operating expenses	1,375	-	5,125	-	59,218

Loss from operations	(1,375)	-	(5,125)	-	(59,218)

Other income
Interest income	-	-	-	-	-
Total other income	-	-	-	-	-

Net loss before income taxes	(1,375)	-	(5,125)	-	(59,218)

Provision for income taxes	-	-	-	-	-

Net loss	$ (1,375)	$ -	$ (5,125)	$ -	$ (59,218)

Basic and diluted net loss per share	$ (0.00)	$ -	$ (0.00)	$ -

Weighted average number of shares outstanding	7,491,350	7,491,350	7,491,350	7,491,350

See accompanying notes to unaudited financial statements

STUDIO II PRODUCTIONS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

FROM MAY 6, 1996 (DATE OF INCEPTION) TO SEPTEMBER 30, 2005

				Development
	Common Stock		Additional	Stage
	$.001 Par Value		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at May 6, 1996 (date of inception)	-	$ -	$ -	$ -	$ -
Net loss for the period	-	-	-	(1,500)	(1,500)
Balance December 31, 1996	-	-	-	(1,500)	(1,500)

Net loss for the year	-	-	-	(12,930)	(12,930)
Balance December 31, 1997	-	-	-	(14,430)	(14,430)

Common stock issued for cash	547,500	548	28,306		28,854
Net loss for the year	-	-	-	(13,835)	(13,835)
Balance December 31, 1998	547,500	548	28,306	(28,265)	589

Common stock issued for cash	169,000	169	1,981		2,150
Net loss for the year	-	-	-	(3,940)	(3,940)
Balance December 31, 1999	716,500	717	30,287	(32,205)	(1,201)

Common stock issued for cash	5,413,250	5,413	1,163		6,576
Net loss for the year	-	-	-	(5,727)	(5,727)
Balance December 31, 2000	6,129,750	6,130	31,450	(37,932)	(352)

Common stock issued for cash	157,600	157	5,291		5,448
Net loss for the year	-	-	-	(3,061)	(3,061)
Balance December 31, 2001	6,287,350	6,287	36,741	(40,993)	2,035

Common stock issued for cash	1,204,000	1,204	2,000		3,204
Net loss for the year	-	-	-	(2,884)	(2,884)
Balance December 31, 2002	7,491,350	7,491	38,741	(43,877)	2,355

Net loss for the year	-	-	-	(3,716)	(3,716)
Balance December 31, 2003	7,491,350	7,491	38,741	(47,593)	(1,361)

Net loss for the year	-	-	-	(6,500)	(6,500)
Balance December 31, 2004	7,491,350	7,491	38,741	(54,093)	(7,861)

Net loss for the period	-	-	-	(5,125)	(5,125)
Balance September 30, 2005	7,491,350	$ 7,491	$ 38,741	$ (59,218)	$ (12,986)

See accompanying notes to unaudited financial statements

STUDIO II PRODUCTIONS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended		Period from May 6, 1996 (inception) to
	September 30,		September 30,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$(5,125)	$-	$(59,218)
Adjustments to reconcile net loss to
net cash provided by (used in) operations:
Changes in operating assets and liabilities:
Accrued liabilities	-	-	-
Net cash used in operations	(5,125)	-	(59,218)

Cash flows from financing activities:
Increase in payable to stockholder	5,125	-	12,986
Issuance of common stock	-	-	46,232
Net cash provided by financing activities	5,125	-	59,218

Increase in cash and cash equivalents	-	-	-

Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$-	$-	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited financial statements

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

DESCRIPTION OF BUSINESS

Studio II Productions, Inc. (a development stage enterprise) (the Company) was formed on May 6, 1996 in the State of Florida. The Company’s activities to date have been primarily directed towards the raising of capital and the seeking of business opportunities.

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

There is no provision for income taxes due to continuing losses. At September 30, 2005, the Company has net operating loss carryforwards for tax purposes of approximately $59,200, which expire from 2016 through 2025. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

2.

PAYABLE TO STOCKHOLDER

A stockholder has paid expenses on behalf of the Company. Those expenses consisted solely of professional fees incident to maintaining corporate existence. At September 30, 2005, the Company owed $12,986 to the stockholder. The amount bears no interest and is payable on demand.

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

Liquidity and Capital Resources

As of September 30, 2005, the Company remains in the development stage.  For the period ended September 30, 2005, the Company’s balance sheet reflects current and total assets of $0, and total current liabilities of $12,986, which is an amount due to a shareholder who has paid professional fees incident to maintaining corporate existence on the Company’s behalf.  The amount bears no interest and is payable on demand.

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

Results of Operations

During the period from May 6, 1996 (inception) through September 30, 2005, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate.  No revenues were received by the Company during this period.

The Company experienced a net loss of $5,125 for the nine-month period ended September 30, 2005, as a result of expenses incurred to maintain its corporate existence and comply with SEC reporting requirements. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination.  Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

STUDIO II PRODUCTIONS, INC.

By: /s/ Dominick Pope

President and Director

Date: October 28, 2005

By: /s/ Jim Charles

Director

Date: October 28, 2005

By: /s/

Milton Polland

Director

Date: October 28, 2005