Form 10KSB
period 2005-12-31
STUDIO II PRODUCTIONS INC
filed 2008-02-15
CIK 1081091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

STUDIO II PRODUCTIONS, INC.

(Name of small business in its charter)

Florida	0-50000	65-0664963
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

P.O. Box 110310, Naples, Florida 34108-0106
(Address of principal executive offices)
Registrant’s telephone number, including area code: (239) 598-2300

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ X ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [ X ] Yes [ ] No

State issuer's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $0.00

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 1, 2008, the Company had 7,491,350 shares issued and outstanding.

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

The Company is a development stage company, whose business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

At the present time, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or understanding with any person concerning an acquisition.

It is anticipated that the Company's officers, directors, and non-management principal shareholders named herein will contact broker-dealers and other persons with whom they are acquainted who are involved in corporate finance matters to advise them of the Company's existence and to determine if any companies or businesses they represent have a general interest in considering a merger or acquisition with a development stage company. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

The Company's search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or on an exchange such as the American Stock Exchange. (See "Investigation and Selection of Business Opportunities").

The Company anticipates that the business opportunities presented to it will (i) either be in the process of formation, or be recently organized with limited operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued or that it believes may realize a substantial benefit from being publicly owned. Given the above factors, investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

Any entity which has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would either be issued by the Company or be purchased from the current principal shareholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current shareholders, the transaction is very likely to be a private transaction rather than a public distribution of securities. The sale of a controlling interest by certain principal shareholders of the Company could occur at a time when the other shareholders of the Company remain subject to restrictions on the transfer of their shares.

Depending upon the nature of the transaction, the current officers and directors of the Company may resign their management positions with the Company in connection with a change in control of the Company or its acquisition of a business opportunity. In the event of such a resignation, the Company's current management would not have any control over the conduct of the Company's business following the change in control or the Company's combination with a business opportunity.

It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological innovations, the perceived benefit the business opportunity will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future, because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the owners of the business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, the Company will incur further risks, because management in many instances will not have proven its abilities or effectiveness, the eventual market for the products or services of the business opportunity will likely not be established, and the business opportunity may not be profitable when acquired.

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

Holders of the Company's securities should not anticipate that the Company necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders' advice and consent or because state law so requires.

The analysis of business opportunities will be undertaken by or under the supervision of the Company's officers and directors, none of whom are professional business analysts. Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:

(1)      Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

(2)      The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

(3)      Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system;

(4)      Capital requirements and anticipated availability of required funds to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

(5)      The extent to which the business opportunity can be advanced;

(6)    Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

(7)      Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

(8)      The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

(9)      The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction; and other information deemed relevant.

As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process.  Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

Form of Acquisition

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a merger or reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

The Securities and Exchange Commission ("SEC") maintains the view that securities issued by a blank check company such as Studio II Productions, Inc. cannot be resold under the exemption from registration provided by Rule 144 promulgated under the Securities Act of 1933 but must be registered under the Securities Act of 1933. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

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

As a general matter, the Company anticipates that it, and/or its principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction.

Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company  to pay until an indeterminate future time may make it impossible to procure goods and services.

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

Employees

The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage ank full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. No remuneration will be paid to the Company's officers except as set forth under "Executive Compensation" and under "Certain Relationships and Related Transactions."

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2005.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is approved for quotation on the pink sheets under the symbol “STPR.”  However, there is no existing trading market for the Company's securities. Such securities are currently held of record by a total of approximately 61 persons. No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, are what are known as "forward looking statements", which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects "and the like often identify such forward looking statements, but are not the only indication that a statement is a forward looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-KSB and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Plan of Operation

On April 16, 2006, the Company became delinquent in filing its periodic reports and during the period from April 16, 2006 to December 31, 2007 was completely inactive.   Beginning in January 2008, the Company elected to take the steps needed to again become current in filing its reports in order to pursue its original business plan of seeking to locate a suitable business acquisition candidate.

For the fiscal year ending December 31, 2008, the Company expects to initiate efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction.  The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

During the next twelve (12) months, the Company will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934 as amended.  This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year.  Furthermore, once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.

No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings to raise additional capital through the sale or issuance of additional securities prior to the location of a merger or acquisition candidate.  Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.  Notwithstanding the foregoing, however, to the extent that additional funds are required, the Company anticipates that it will either continue to rely on its majority shareholder to pay expenses on its behalf, or it will seek to raise capital through the private placement of restricted securities.  The majority shareholders are under no obligation to pay such expenses.  If the Company is unable to raise additional funds, it will not be able to pursue its business plan.  In addition, in order to minimize the amount of additional cash which is required in order to carry out its business plan, the Company might seek to compensate certain service providers by issuances of stock in lieu of cash.

Liquidity and Capital Resources

As of December 31, 2005, the Company remains in the development stage.  As of December 31, 2005, the Company’s balance sheet reflects total assets of $nil and total current liabilities of $13,211.  The Company has cash on hand of $nil and a deficit accumulated in the development stage of $59,443.

The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through sale of securities.  As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is anticipated that the Company will continue to rely on its majority shareholders to pay expenses on its behalf at least until it is able to consummate a business transaction.  The majority shareholders are under no obligation to pay such expenses.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7.

FINANCIAL STATEMENTS.

The financial statements of the Company required by Regulation S-B are attached to this report.

STUDIO II PRODUCTIONS, INC.

 (A Development Stage Company)

AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2005

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Studio II Productions, Inc.

We have audited the accompanying balance sheet of Studio II Productions, Inc. (a development stage enterprise)(the “Company”) as of December 31, 2005 and related statements of operations, stockholders’ deficit, and cash flows for the period May 6, 1996 (inception) thru December 31, 2005. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of December 31, 2004 and for the year ended December 31, 2004 were audited by other auditors whose report dated March 21, 2005 expressed an unqualified opinion on those statements.  Our opinion on the statements of operations, cash flows and stockholders' deficit for the period since May 6, 1996 (Date of Inception) to December 31, 2005 insofar as it relates to amounts for the prior periods through December 31, 2004 is based on the report of the other auditors

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Studio II Productions, Inc. (a Florida corporation) as of December 31, 2005 and the results of its operations and its cash flows for the period May 6, 1996 (inception) thru December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed further in Note 3, the Company has been in the development stage since its inception (May 6, 1996) and continues to incur significant losses. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Lake & Associates CPA’s LLC

Lake & Associates, CPA’s LLC

Schaumburg, Illinois

February 7, 2008

Studio II Productions Inc.
(A Development Stage Company)
BALANCE SHEET
As of December 31, 2005

ASSETS	2005
CURRENTS ASSETS
Cash	$ -

TOTAL ASSETS	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES	$ 13,211
TOTAL CURRENT LIABILITIES	13,211

TOTAL LIABILITIES	$ 13,211

STOCKHOLDERS' DEFICIT
Common Stock (10,000,000 shares authorized; Par value .001;
7,491,350 shares issued; 7,491,350 shares outstanding)	7,491
Additional paid in capital	38,741
Deficit accumulated during the development stage	(59,443)
TOTAL STOCKHOLDERS' DEFICIT	(13,211)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -

The accompanying notes are an integral part of these financial statements.

Studio II Productions Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Period May 6, 1996 (inception) thru December 31, 2005

	For the Year Ended December 31, 2005	Cumulative Amount from May 6, 1996 (inception) to December 31, 2005
REVENUES
Sales	$ -	$ -

OPERATING EXPENSES
Administrative and General	5350	59,443
TOTAL OPERATING EXPENSES	5350	59,443

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES	(5,350)	(59,443)

PROVISION FOR INCOME TAXES

NET INCOME (LOSS)	$ (5,350)	(59,443)

Net Loss Per Common Share	**
Basic and fully diluted

WEIGHTED AVERAGE SHARES OUTSTANDING	7,491,350
The accompanying notes are an integral part of these financial statements.

Studio II Productions Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period May 6, 1996 (inception) thru December 31, 2005

	Common Stock		Additional	Retained	Total
Par Value of $0.001			Paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity

Balance at May 6, 1996 (date of inception)	-	$ -	$ -	$ -	$ -
Net loss for the period	-	-	-	(1,500)	(1,500)
Balance December 31, 1996	-	-	-	(1,500)	(1,500)

Net loss for the year	-	-	-	(12,930)	(12,930)
Balance December 31, 1997	-	-	-	(14,430)	(14,430)

Common stock issued for cash	547,500	548	28,306		28,854
Net loss for the year	-	-	-	(13,835)	(13,835)
Balance December 31, 1998	547,500	548	28,306	(28,265)	589

Common stock issued for cash	169,000	169	1,981		2,150
Net loss for the year	-	-	-	(3,940)	(3,940)
Balance December 31, 1999	716,500	717	30,287	(32,205)	(1,201)

Common stock issued for cash	5,413,250	5,413	1,163		6,576
Net loss for the year	-	-	-	(5,727)	(5,727)
Balance December 31, 2000	6,129,750	6,130	31,450	(37,932)	(352)

Common stock issued for cash	157,600	157	5,291		5,448
Net loss for the year	-	-	-	(3,061)	(3,061)
Balance December 31, 2001	6,287,350	,287	36,741	(40,993)	2,035

Common stock issued for cash	1,204,000	1,204	2,000		3,204
Net loss for the year	-	-	-	(2,884)	(2,884)
Balance December 31, 2002	7,491,350	7,491	38,741	(43,877)	2,355

Net loss for the year	-	-	-	(3,716)	(3,716)
Balance December 31, 2003	7,491,350	7,491	38,741	(47,593)	(1,361)

Net loss for the year	-	-	-	(6,500)	(6,500)
Balance December 31, 2004	7,491,350	7,491	38,741	(54,093)	(7,861)

Net loss for the period	-	-	-	(5,350)	(5,350)
Balance December 31, 2005	7,491,350	$ 7,491	$ 38,741	$ (59,443)	$ (13,211)

The accompanying notes are an integral part of these financial statements.

Studio II Productions Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Period May 6, 1996 (inception) thru December 31, 2005

	For the Year Ended December 31, 2005	Cumulative Amount from May 6, 1996 (inception) to December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (5,350)	$ (59,443)

NET CASH USED IN OPERATING ACTIVITIES	(5,350)	(59,443)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in payable to stockholder	5,350	13,211
Issuance of common stock		46,232
Net cash provided by financing activities	5,350	59,443

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS
Beginning of Year	-	-

End of Year	$ -	$ -

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
The accompanying notes are an integral part of these financial statements.

STUDIO II PRODUCTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (MAY 6, 1996) THROUGH DECEMBER 31, 2005

NOTE 1  ORGANIZATION

Studio II Productions, Inc. (a development stage enterprise) (the Company) was formed on May 6, 1996 in the State of Florida. The Company’s activities to date have been primarily directed towards the raising of capital and seeking business opportunities.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Development Stage Company

        The Company has not earned any revenue from operations.  Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

Accounting Method

        The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

Income Taxes

        The Company accounts for income taxes under the Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended December 31, 2005.

Cash Equivalents

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Determination of fair values involves subjective judgment and estimates not susceptible to substantiation by auditing procedures. Accordingly, under current auditing standards, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

Basic Loss Per Common Share

        Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at December 31, 2005 for purposes of computing fully diluted earnings per share.

Share-Based Payments

The Company adopted Statement of Financial Accounting standards (“SFAS”) No. 123 (Revised December 2004), “Share-Based Payment” (SFAS No. 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, employee stock purchases related to an employee stock purchase plan and restricted stock units based on estimated fair values of the awards over the requisite employee service period.   SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”, which the company previously followed in accounting for stock-base awards.  In March 2005, the SEC issued Staff Bulletin No. 107(“SAB No. 107”), to provide guidance on SFAS 123R.  The Company has applied SAB No. 107 in its adoption of SFAS No. 123R.

Under SFAS No. 123R, stock-base compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employee’s  requisite service period.  The Company adopted the provisions of SFAS 123R in its fiscal year ended December 31, 2006, using the modified prospective application method.  The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date (or date of adoption) and subsequently modified or cancelled; prior periods are not revised for comparative purposes.  Estimated compensation expense for awards outstanding on the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure under FASB Statement No. 123, “Accounting for Stock-Based Compensation”.

 Fair value of Financial Instruments

Financial instruments consist principally of cash, trade and related party payables, accrued liabilities, short-term obligations and notes payable.  The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature.  It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

Related Parties

Related parties, which can be a corporation, individual, investor or another entity are considered to be related if the party has the ability, directly or indirectly, to control the other party or exercise significant influence over the Company in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence. The Company has these relationships.

Impact of New Accounting Standards

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" effective for nonmonetary asset exchanges occurring in the fiscal year beginning January 1, 2006. SFAS No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. SFAS No. 153 is not expected to have a material effect on the Company's Consolidated Financial Statements.

In March, 2005, the FASB issued FASB Interpretation ("FIN") No. 47,

"Accounting for Conditional Asset Retirement Obligations-an Interpretation of FASB Statement No. 143" ("FIN No. 47"). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event.

FIN No. 47 is effective for us no later than December 31, 2005. We do not expect that the adoption of FIN No. 47 will have a material impact on our financial condition or results of operations.

In May, 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "Accounting Changes" previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for our Company as of January 1, 2006.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.  It clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s results of operations or financial position.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”) which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December

15, 2006, which will be the Company’s calendar year 2007, and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. EITF Issue No. 06-3 requires that the presentation of taxes within revenue-producing transactions between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes, should be on either a gross (included in revenue and cost) or a net (excluded from revenue) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006, which will be the Company’s calendar year 2007. The adoption of EITF Issue No. 06-3 is not expected to have a material impact on the Company’s results of operations or financial position.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No.108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements”. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the fiscal year beginning November 15, 2006. The adoption of SAB No. 108 is not expected to have a material impact on the Company’s results of operations or financial position.

In March 2006, the FASB issued SFAS No. 156. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of its first fiscal year that begins after September 15, 2006. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date of this Statement.

In September 2006, the FASB issued SFAS No. 157 and No. 158. Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.

Statement No. 158 is an amendment of FASB Statements No. 87, 88, 106, and 132(R). It improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

The Company does not expect application of SFAS No. 156, 157 and 158 to have a material effect on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Companies should report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is currently assessing the potential impact, if any, for the adoption of SFAS No.159 on its financial statements.

In December 2007, the FASB issued two new statements: (a.) SFAS No. 141(revised 2007), Business Combinations, and (b.) No. 160, Noncontrolling Interests in Consolidated Financial Statements.  These statements are effective for fiscal years beginning after December 15, 2008 and the application of these standards will improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  The Company is in the process of evaluating the impact, if any, on SFAS 141 (R) and SFAS 160 and does not anticipate that the adoption of these standards will have any impact on its consolidated financial statements.

(a.)  SFAS No. 141 (R) requires an acquiring entity in a business combination to: (i) recognize all (and only) the assets acquired and the liabilities assumed in the transaction, (ii) establish an acquisition-date fair value as the measurement objective for all assets acquired and the liabilities assumed, and (iii) disclose to investors and other users all of the information they will need to evaluate and understand the nature of, and the financial effect of, the business combination, and, (iv) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase.

(b.) SFAS No. 160 will improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to: (i) report noncontrolling (minority) interests in subsidiaries in the same manner, as equity but separate from the parent’s equity, in consolidated financial statements, (ii) net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of income, and (iii) any changes in the parent’s ownership interest while the parent retains the controlling financial interest in its subsidiary be accounted for consistently.

NOTE 3 GOING CONCERN

        The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 INCOME TAXES

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

There is no provision for income taxes due to continuing losses. At December 31, 2005, the Company has net operating loss carryforwards for tax purposes of approximately $60,000, which expire through 2025. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

NOTE 5 RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Amounts payable to the shareholder at December 31, 2005 and 2004 were $13,211 and $7,861, respectively.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported on Forms 8-K filed with the SEC on September 18, 2006 and January 23, 2008, the Company changed its auditors.  There have been no disagreements with our accountants on accounting and financial disclosure.

ITEM 8A.    CONTROLS AND PROCEDURES.

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the fiscal year ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.     OTHER INFORMATION.

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Positions held
Dominick Pope	72	President, Chief Financial Officer, and Director
James Charles	63	Director

The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs.

The directors and officers will devote their time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month. There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

Biographical Information

Dominick Pope – Dominick Pope is the President, Chief Financial Officer and a Director of the Company.  In addition to his work with the Company, Mr. Pope is currently the President of L.J. Loeffler Systems, Inc.  Mr. Pope has also been the Secretary and a Director of Arrow Capital Group, Inc. since May 1997. Mr. Pope is also Secretary and a Director of F-Pack International Inc.  Additionally, Mr. Pope served as President, Treasurer and Chairman of the Board of Directors of Intercom Technologies Corp. until 1999.  Mr. Pope attended the Baruch School of Business at the City University of New York. In addition to serving as a director of the Company, Mr. Pope is a director of the following publicly-reporting company: Goldeneye Capital Group, Inc.

James Charles – James Charles is a director of the Company.  In addition to his work as a director of the Company, Mr. Charles works as a financial executive. Since January 15, 1999 he has been the Sr. vice President Finance and Chief financial Officer of ATEC Group, Inc. From 1994 to 1998 he was a financial consultant to several public companies including ATEC. From 1991 to 1994 he was the Chief Financial Officer of Caribbean Printing Industries. From 1966 to 1992 he was a partner with Ernst & Young.

Family Relationships

There are no family relationships between any of the current directors or officers of the Company.

Involvement in Certain Legal Proceedings

None of our officers, directors, promoters or control persons has been involved in the past five (5) years in any of the following:

(1)

Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)

Any conviction in a criminal proceedings or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)

Being found by a court of competent jurisdiction (in a civil action), the SEC or the U.S. Commodity Futures Trading Commission to have violated a federal or state securities laws or commodities law, and the judgment has not been reversed, suspended, or vacated.

Directorships

In addition to serving as a director of the Company, Dominick Pope serves as a director of Tranquility, Inc.  In addition to serving as a director of the Company, James Charles serves as a director of Oriole, Inc. & Easton, Inc.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, the Company believes that, during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied.

Code of Ethics

The Company has not yet adopted a code of ethics.  The Company intends to adopt a code of ethics in the near future.

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

Name and Address	Number of Shares Owned Beneficially	Percent of Class Owned
Dominick Pope (1) P.O. Box 110310 Naples, Florida 34108-0106	10,000	0.13%
James Charles (1) P.O. Box 110310 Naples, Florida 34108-0106	0	0%
Mid-Continental Securities Corp. P.O. Box 110310 Naples, Florida 34108-0106	4,946,000	66%
Frank Pioppi(2) P.O. Box 110310 Naples, Florida 34108-0106	4,946,000	66%
Rudy Ambrosi 3131 Regatta Rd. Naples, FL 34103	1,000,000	13.35%
All directors and executive officers (2 persons)	10,000	0.13%

 (1) The person listed is an officer, a director, or both, of the Company.

(2) Frank Pioppi owns 92% of the issued and outstanding common stock of Mid-Continental Securities Corp., and may be deemed to be the beneficial owner of the shares in Studio Productions II, Inc. held of record by Mid-Continental Securities Corp.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No officer, director, promoter, or affiliate of the Company has, or proposes to have, any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise. The Company has adopted a policy under which any consulting or finder's fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock rather than in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether, or in what amount, such a stock issuance might be made.

It is not currently anticipated that any salary, consulting fee, or finder's fee shall be paid to any of the Company's directors or executive officers, or to any other affiliate of the Company except as described under "Executive Compensation" above.

The Company does not maintain an office, but it does maintain a mailing address at P.O. Box 110310, Naples, Florida 34108-0106, for which it pays no rent, and for which it does not anticipate paying rent in the future. It is likely that the Company will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.

Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company's current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

ITEM 13.

EXHIBITS

(a)

Exhibits.

 3(i)

Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on September 12, 2002).

3(ii)

Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on September 12, 2002).

31.1

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed Herewith

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by Lake and Associates CPAs LLC for audit of the Company's annual financial statements were $___________ for the fiscal year ended December 31, 2005, and $1,500 by Child Sullivan and Company  for the fiscal year ended December 31, 2004.

Audit Related Fees

(2)

Lake and Associates CPAs LLC did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2005 and 2004.

Tax Fees

(3)

The aggregate fees billed by Lake and Associates CPAs LLC for tax compliance, advice and planning were $0.00 for the fiscal year ended December 31, 2005 and $0.00 for the fiscal year ended December 31, 2004.

All Other Fees

 (4)

Lake and Associates CPAs LLC did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2005 and 2004.

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

STUDIO II PRODUCTIONS, INC.

By:  /S/ Dominick Pope

Dominick Pope, President

Date: February 15, 2008

By:  /S/ Dominick Pope

Dominick Pope, Chief Financial Officer

Date: February 15, 2008