Form 10QSB
period 2006-03-31
STUDIO II PRODUCTIONS INC
filed 2008-02-15
CIK 1081091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ] No [X].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X] No  [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of February 1, 2008, the following shares were outstanding: 7,491,350.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a)

The consolidated financial statements of Studio II Productions, Inc. ("Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended December 31, 2005.

 STUDIO II PRODUCTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED  MARCH 31, 2006

Studio II Productions Inc.
(A Development Stage Company)
BALANCE SHEET
As of March 31, 2006

ASSETS	2006
CURRENTS ASSETS
Cash	$ -

TOTAL ASSETS	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Payable to Stockholder	$ 13,361
TOTAL CURRENT LIABILITIES	13,361

TOTAL LIABILITIES	$ 13,361

STOCKHOLDERS' EQUITY
Common Stock (10,000,000 shares authorized; Par value .001;
7,491,350 shares issued; 7,491,350 shares outstanding)	7,491
Additional paid in capital	38,741
Deficit accumulated during the development stage	(59,593)
TOTAL STOCKHOLDERS' DEFICIT	(13,361)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -

The accompanying notes are an integral part of these financial statements.

Studio II Productions Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Period May 6, 1996 (inception) thru March 31, 2006

		For the Three Months Ended March 31, 2006 2005		Cumulative Amount from May 6, 1996 (inception) to March 31, 2006
REVENUES
Sales		$ -	$ -	$ -

OPERATING EXPENSES
Administrative and General		150	5,350	59,593
TOTAL OPERATING EXPENSES		150	5,350	59,593

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES		(150)	(5,350)	(59,593)

PROVISION FOR INCOME TAXES		-	-	-

NET INCOME (LOSS)		$ (150)	$ (5,350)	$ (59,593)

Net Loss Per Common Share		**	**	**
Basic and fully diluted	** Less than .01

WEIGHTED AVERAGE SHARES OUTSTANDING		7,491,350	7,491,350

The accompanying notes are an integral part of these financial statements.

Studio II Productions Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the Period May 6, 1996 (inception) thru March 31, 2006

	Common Stock		Additional	Retained	Total
Par Value of $0.001			Paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity

Balance at May 6, 1996 (date of inception)	-	$ -	$ -	$ -	$ -
Net loss for the period	-	-	-	(1,500)	(1,500)
Balance December 31, 1996	-	-	-	(1,500)	(1,500)

Net loss for the year	-	-	-	(12,930)	(12,930)
Balance December 31, 1997	-	-	-	(14,430)	(14,430)

Common stock issued for cash	547,500	548	28,306		28,854
Net loss for the year	-	-	-	(13,835)	(13,835)
Balance December 31, 1998	547,500	548	28,306	(28,265)	589

Common stock issued for cash	169,000	169	1,981		2,150
Net loss for the year	-	-	-	(3,940)	(3,940)
Balance December 31, 1999	716,500	717	30,287	(32,205)	(1,201)

Common stock issued for cash	5,413,250	5,413	1,163		6,576
Net loss for the year	-	-	-	(5,727)	(5,727)
Balance December 31, 2000	6,129,750	6,130	31,450	(37,932)	(352)

Common stock issued for cash	157,600	157	5,291		5,448
Net loss for the year	-	-	-	(3,061)	(3,061)
Balance December 31, 2001	6,287,350	6,287	36,741	(40,993)	2,035

Common stock issued for cash	1,204,000	1,204	2,000		3,204
Net loss for the year	-	-	-	(2,884)	(2,884)
Balance December 31, 2002	7,491,350	7,491	38,741	(43,877)	2,355

Net loss for the year	-	-	-	(3,716)	(3,716)
Balance December 31, 2003	7,491,350	7,491	38,741	(47,593)	(1,361)

Net loss for the year	-	-	-	(6,500)	(6,500)
Balance December 31, 2004	7,491,350	7,491	38,741	(54,093)	(7,861)

Net loss for the year	-	-	-	(5,350)	(5,350)
Balance December 31, 2005	7,491,350	$ 7,491	$ 38,741	$ (59,443)	$ (13,211)

Net loss for the period	-	-	-	(150)	(150)
Balance March 31, 2006	7,491,350	$ 7,491	$ 38,741	$ (59,593)	$ (13,361)

The accompanying notes are an integral part of these financial statements.

Studio II Productions Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Period May 6, 1996 (inception) thru March 31, 2006

	For the Three Months Ended March 31, 2006 2005		Cumulative Amount from May 6, 1996 (inception) to March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (150)	$ (5,350)	$ (59,593)

NET CASH USED IN OPERATING ACTIVITIES	(150)	(5,350)	(59,593)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in payable to stockholder	150	5,350	13,361
Inssuance of common stock	-	-	46,232
Net cash provided by financing activities	150	5,350	59,593

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS
Beginning of Year	-	-	-

End of Year	$ -	$ -	$ -

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

STUDIO II PRODUCTIONS, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (MAY 6, 1996) THROUGH MARCH 31, 2006

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

Income Taxes

        The Company accounts for income taxes under the Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended March 31, 2006.

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

Basic Loss Per Common Share

        Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at March 31, 2006 for purposes of computing fully diluted earnings per share.

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

Under SFAS No. 123R, stock-base compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employee’s  requisite service period.  The Company adopted the provisions of SFAS 123R in its fiscal year ended September 30, 2006, using the modified prospective application method.  The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date (or date of adoption) and subsequently modified or cancelled; prior periods are not revised for comparative purposes.  Estimated compensation expense for awards outstanding on the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure under FASB Statement No. 123, “Accounting for Stock-Based Compensation”.

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

NOTE 5 RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Amounts payable to the shareholder at March 31, 2006 was $13,361.

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

Liquidity and Capital Resources

As of March 31, 2006, the Company remains in the development stage.  As of March 31, 2006, the Company’s balance sheet reflects total assets of $nil, and total current liabilities of $13,361.   The Company has cash on hand of $nil and a deficit accumulated in the development stage of $59,593.

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

ITEM 3.  CONTROLS AND PROCEDURES

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

There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

STUDIO II PRODUCTIONS, INC.

By: /s/ Dominick Pope, President

Date: February 15, 2008

By: /s/ Dominick Pope, Chief Financial Officer

Date: February 15, 2008