Form 10QSB
period 2006-06-30
STUDIO II PRODUCTIONS INC
filed 2008-02-15
CIK 1081091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

 STUDIO II PRODUCTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED  JUNE 30, 2006

Studio II Productions Inc.
(A Development Stage Company)
BALANCE SHEET
As of June 30, 2006

ASSETS	2006
CURRENTS ASSETS
Cash	$ -

TOTAL ASSETS	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Payable to Stockholder	$ 13,411
TOTAL CURRENT LIABILITIES	13,411

TOTAL LIABILITIES	$ 13,411

STOCKHOLDERS' EQUITY
Common Stock (10,000,000 shares authorized;Par value .001;
7,491,350 shares issued; 7,491,350 shares outstanding)	7,491
Additional paid in capital	38,741
Deficit accumulated during the development stage	(59,643)
TOTAL STOCKHOLDERS' DEFICIT	(13,411)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -

The accompanying notes are an integral part of these financial statements.

Studio II Productions Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Period May 6, 1996 (inception) thru June 30, 2006

		For the Three Months Ended June 30, 2006 2005		For the Six Months Ended June 30, 2006 2005		Cumulative Amount from May 6, 1996 (inception) to June 30, 2006
REVENUES
Sales		$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Administrative and General		50	5,350	200	5,350	59,643
TOTAL OPERATING EXPENSES		50	5,350	200	5,350	59,643

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES		(50)	(5,350)	(200)	(5,350)	59,643

PROVISION FOR INCOME TAXES		-	-	-	-	-

NET INCOME (LOSS)		$ (50)	$ (5,350)	$ (200)	$ (5,350)	$ 59,643

Net Loss Per Common Share		**	**	**	**
Basic and fully diluted	** Less than .01

WEIGHTED AVERAGE SHARES OUTSTANDING		7,491,350	7,491,350	7,491,350	7,491,350

The accompanying notes are an integral part of these financial statements.

Studio II Productions Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period May 6, 1996 (inception) thru June 30, 2006

	Common Stock		Additional	Retained	Total
Par Value of $0.001			Paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity

Balance at May 6, 1996 (date of inception)	-	$ -	$ -	$ -	$ -
Net loss for the period	-	-	-	(1,500)	(1,500)
Balance December 31, 1996	-	-	-	(1,500)	(1,500)

Net loss for the year	-	-	-	(12,930)	(12,930)
Balance December 31, 1997	-	-	-	(14,430)	(14,430)

Common stock issued for cash	547,500	548	28,306		28,854
Net loss for the year	-	-	-	(13,835)	(13,835)
Balance December 31, 1998	547,500	548	28,306	(28,265)	589

Common stock issued for cash	169,000	169	1,981		2,150
Net loss for the year	-	-	-	(3,940)	(3,940)
Balance December 31, 1999	716,500	717	30,287	(32,205)	(1,201)

Common stock issued for cash	5,413,250	5,413	1,163		6,576
Net loss for the year	-	-	-	(5,727)	(5,727)
Balance December 31, 2000	6,129,750	6,130	31,450	(37,932)	(352)

Common stock issued for cash	157,600	157	5,291		5,448
Net loss for the year	-	-	-	(3,061)	(3,061)
Balance December 31, 2001	6,287,350	6,287	36,741	(40,993)	2,035

Common stock issued for cash	1,204,000	1,204	2,000		3,204
Net loss for the year	-	-	-	(2,884)	(2,884)
Balance December 31, 2002	7,491,350	7,491	38,741	(43,877)	2,355

Net loss for the year	-	-	-	(3,716)	(3,716)
Balance December 31, 2003	7,491,350	7,491	38,741	(47,593)	(1,361)

Net loss for the year	-	-	-	(6,500)	(6,500)
Balance December 31, 2004	7,491,350	7,491	38,741	(54,093)	(7,861)

Net loss for the year	-	-	-	(5,350)	(5,350)
Balance December 31, 2005	7,491,350	$ 7,491	$ 38,741	$ (59,443)	$ (13,211)

Net loss for the period	-	-	-	(200)	(200)
Balance June 30, 2006	7,491,350	-	$ 38,741	$ (59,643)	$ (13,411)

The accompanying notes are an integral part of these financial statements.

Studio II Productions Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Period May 6, 1996 (inception) thru June 30, 2006

	For the Three Months Ended June 30, 2006 2005		For the Six Months Ended June 30, 2006 2005		Cumulative Amount from May 6, 1996 (inception) to June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (50)	$ (5,350)	$ (200)	$ (5,350)	$ (59,643)

NET CASH USED IN OPERATING ACTIVITIES	(50)	(5,350)	(200)	(5,350)	(59,643)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-	-	-	-
Increase in payable to stockholder	50	5,350	200	5,350	13,411
Issuance of common stock	-	-	-	-	46,232
Net cash provided by financing activities	50	5,350	200	5,350	59,643

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-	-	-

CASH AND CASH EQUIVALENTS
Beginning of Year	-	-	-	-	-

End of Year	$ -	$ -	$ -	$ -	$ -

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

STUDIO II PRODUCTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (MAY 6, 1996) THROUGH JUNE 30, 2006

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

Income Taxes

        The Company accounts for income taxes under the Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended June 30, 2006.

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

        Determination of fair values involves subjective judgment and estimates not susceptible to substan tiation by auditing procedures. Accordingly, under current auditing standards, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

Basic Loss Per Common Share

        Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at June 30, 2006 for purposes of computing fully diluted earnings per share.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. EITF Issue No. 06-3 requires that the presentation of taxes within revenue-producing transac tions between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes, should be on either a gross (included in revenue and cost) or a net (excluded from revenue) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006, which will be the Company’s calendar year 2007. The adoption of EITF Issue No. 06-3 is not expected to have a material impact on the Company’s results of operations or financial position.

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

There is no provision for income taxes due to continuing losses. At December 31, 2005, the Company has net operating loss carryforwards for tax purposes of approximately $60,000 which expire through 2025. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

NOTE 5 RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Amounts payable to the shareholder at June 30, 2006 was $13,411.

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

Liquidity and Capital Resources

As of June 30, 2006, the Company remains in the development stage.  As of June 30, 2006, the Company’s balance sheet reflects total assets of $nil, and total current liabilities of $13,411.   The Company has cash on hand of $nil and a deficit accumulated in the development stage of $59,643.

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

There was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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