Form 10QSB
period 2007-09-30
STUDIO II PRODUCTIONS INC
filed 2008-02-15
CIK 1081091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

PERIOD ENDED SEPTEMBER 30, 2007

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet (Unaudited)	3

Statements of Operations (Unaudited)	4

Statements of Stockholders’ Equity (Deficit) (Unaudited)	5 - 6

Statements of Cash Flows (Unaudited)	7

Notes to Unaudited Financial Statements	8 - 13

Studio II Productions Inc.
(A Development Stage Company)
BALANCE SHEET
As of September 30, 2007

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

Studio II Productions Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Period May 6, 1996 (inception) thru September 30, 2007

		For the Three Months Ended September 30, 2007 2006		For the Nine Months Ended September 30, 2007 2006		Cumulative Amount from May 6, 1996 (inception) to September 30, 2007
REVENUES
Sales		$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Administrative and General		-	50	150	200	59,793
TOTAL OPERATING EXPENSES		-	50	150	200	59,793

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES		-	(50)	(150)	(200)	(59,793)

PROVISION FOR INCOME TAXES		-	-	-	-	-

NET INCOME (LOSS)		$ -	$ (50)	$ (150)	$ (200)	$ (59,793)

Net Loss Per Common Share		**	**	**	**
Basic and fully diluted	** Less than .01

WEIGHTED AVERAGE SHARES OUTSTANDING		7,491,350	7,491,350	7,491,350	7,491,350

The accompanying notes are an integral part of these financial statements.

Studio II Productions Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period May 6, 1996 (inception) thru September 30, 2007

	Common Stock		Additional	Retained	Total
Par Value of $0.001			Paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity

Balance at May 6, 1996 (date of inception)	-	$ -	$ -	$ -	$ -
Net loss for the period	-	-	-	(1,500)	(1,500)
Balance December 31, 1996	-	-	-	(1,500)	(1,500)

Net loss for the year	-	-	-	(12,930)	(12,930)
Balance December 31, 1997	-	-	-	(14,430)	(14,430)

Common stock issued for cash	547,500	548	28,306		28,854
Net loss for the year	-	-	-	(13,835)	(13,835)
Balance December 31, 1998	547,500	548	28,306	(28,265)	589

Common stock issued for cash	169,000	169	1,981		2,150
Net loss for the year	-	-	-	(3,940)	(3,940)
Balance December 31, 1999	716,500	717	30,287	(32,205)	(1,201)

Common stock issued for cash	5,413,250	5,413	1,163		6,576
Net loss for the year	-	-	-	(5,727)	(5,727)
Balance December 31, 2000	6,129,750	6,130	31,450	(37,932)	(352)

Common stock issued for cash	157,600	157	5,291		5,448
Net loss for the year	-	-	-	(3,061)	(3,061)
Balance December 31, 2001	6,287,350	6,287	36,741	(40,993)	2,035

Common stock issued for cash	1,204,000	1,204	2,000		3,204
Net loss for the year	-	-	-	(2,884)	(2,884)
Balance December 31, 2002	7,491,350	7,491	38,741	(43,877)	2,355

Net loss for the year	-	-	-	(3,716)	(3,716)
Balance December 31, 2003	7,491,350	7,491	38,741	(47,593)	(1,361)

Net loss for the year	-	-	-	(6,500)	(6,500)
Balance December 31, 2004	7,491,350	7,491	38,741	(54,093)	(7,861)

Net loss for the year	-	-	-	(5,350)	(5,350)
Balance December 31, 2005	7,491,350	$ 7,491	$ 38,741	$ (59,443)	$ (13,211)

Net loss for the year	-	-	-	(200)	(200)
Balance December 31, 2006	7,491,350	$ 7,491	$ 38,741	$ (59,643)	$ (13,411)

Net loss for the period	-	-	-	(150)	(150)
Balance September 30, 2007	7,491,350	$ 7,491	$ 38,741	$ (59,793)	$ (13,561)

The accompanying notes are an integral part of these financial statements.

Studio II Productions Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Period May 6, 1996 (inception) thru September 30, 2007

	For the Three Months Ended September 30, 2007 2006		For the Nine Months Ended September 30, 2007 2006		Cumulative Amount from May 6, 1996 (inception) to September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ -	$ (50)	$ (150)	$ (200)	$ (59,793)

NET CASH USED IN OPERATING ACTIVITIES	-	(50)	(150)	(200)	(59,793)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-	-	-	-
Increase in payable to stockholder	-	50	150	200	13,561
Issuance of common stock					46,232
Net cash provided by financing activities	-	50	150	200	59,793

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-	-	-

CASH AND CASH EQUIVALENTS
Beginning of Year	-	-	-	-	-

End of Year	$ -	$ -	$ -	$ -	$ -

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

STUDIO II PRODUCTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (MAY 6, 1996) THROUGH SEPTEMBER 30, 2007

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

Income Taxes

        The Company accounts for income taxes under the Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended September 30, 2007.

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

Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at September 30, 2007 for purposes of computing fully diluted earnings per share.

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

There is no provision for income taxes due to continuing losses. At December 31, 2006, the Company has net operating loss carryforwards for tax purposes of approximately $60,000 which expire through 2026. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

NOTE 5 RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Amount payable to the shareholder at September 30, 2007 was $13,561.

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

Liquidity and Capital Resources

As of September 30, 2007, the Company remains in the development stage.  As of September 30, 2007, the Company’s balance sheet reflects total assets of $nil, and total current liabilities of $13,561.   The Company has cash on hand of $nil and a deficit accumulated in the development stage of $59,793.

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

There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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