Form 10KSB
period 2007-12-31
STUDIO II PRODUCTIONS INC
filed 2008-02-15
CIK 1081091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2007.

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

Liquidity and Capital Resources

As of December 31, 2007, the Company remains in the development stage.  As of December 31, 2007, the Company’s balance sheet reflects total assets of $nil, and total current liabilities of $13,671.   The Company has cash on hand of $nil and a deficit accumulated in the development stage of $59,903.

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

STUDIO II PRODUCTIONS, INC.

 (A Development Stage Company)

AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2007

INDEX TO FINANCIAL STATEMENTS

INDEX

Page
Report of Independent Registered Public Accounting Firm	11
Balance sheet	12
Statements of operations	13
Statements of stockholder’s (deficit)/ equity	14 – 15
Statements of cash flows	16
Notes to financial statements	17 - 22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Studio II Productions, Inc.

We have audited the accompanying balance sheet of Studio II Productions, Inc. (a development stage enterprise)(the “Company”) as of December 31, 2007 and related statements of operations, stockholders’ deficit, and cash flows for the period May 6, 1996 (inception) thru December 31, 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of December 31, 2004 and for the year ended December 31, 2004 were audited by other auditors whose report dated March 21, 2005 expressed an unqualified opinion on those statements.  Our opinion on the statements of operations, cash flows and stockholders' deficit for the period since May 6, 1996 (Date of Inception) to December 31, 2007 insofar as it relates to amounts for the prior periods through December 31, 2004 is based on the report of the other auditors

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Studio II Productions, Inc. (a Florida corporation) as of December 31, 2007 and the results of its operations and its cash flows for the period May 6, 1996 (inception) thru December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Lake & Associates CPA’s LLC

Lake & Associates, CPA’s LLC

Schaumburg, Illinois

February 7, 2008

Studio II Productions Inc.
(A Development Stage Company)
BALANCE SHEET
As of December 31, 2007

ASSETS	2007
CURRENTS ASSETS
Cash	$ -

TOTAL ASSETS	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Payable to Stockholder	$ 13,671
TOTAL CURRENT LIABILITIES	13,671

TOTAL LIABILITIES	$ 13,671

STOCKHOLDERS' DEFICIT
Common Stock (10,000,000 shares authorized; Par value .001;
7,491,350 shares issued; 7,491,350 shares outstanding)	7,491
Additional paid in capital	38,741
Deficit accumulated during the development stage	(59,903)
TOTAL STOCKHOLDERS' DEFICIT	(13,671)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -

The accompanying notes are an integral part of these financial statements.

Studio II Productions Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Period May 6, 1996 (inception) thru December 31, 2007

	For the Years Ended December 31,		Cumulative Amount from May 6, 1996 (inception) to December 31,
	2007	2006	2007
REVENUES
Sales	$ -	$ -	$ -

OPERATING EXPENSES
Administrative and General	200	200	59,903
TOTAL OPERATING EXPENSES	200	200	59,903

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES	(200)	(200)	(59,903)

PROVISION FOR INCOME TAXES

NET INCOME (LOSS)	$ (200)	$ (200)	(59,903)

Net Loss Per Common Share	**	**
Basic and fully diluted	**Less than .01

WEIGHTED AVERAGE SHARES OUTSTANDING	7,491,350	7,491,350

The accompanying notes are an integral part of these financial statements.

Studio II Productions Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period May 6, 1996 (inception) thru December 31, 2007

	Common Stock		Additional	Retained	Total
Par Value of $0.001			Paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity

Balance at May 6, 1996 (date of inception)	-	$ -	$ -	$ -	$ -
Net loss for the period	-	-	-	(1,500)	(1,500)
Balance December 31, 1996	-	-	-	(1,500)	(1,500)

Net loss for the year	-	-	-	(12,930)	(12,930)
Balance December 31, 1997	-	-	-	(14,430)	(14,430)

Common stock issued for cash	547,500	548	28,306		28,854
Net loss for the year	-	-	-	(13,835)	(13,835)
Balance December 31, 1998	547,500	548	28,306	(28,265)	589

Common stock issued for cash	169,000	169	1,981		2,150
Net loss for the year	-	-	-	(3,940)	(3,940)
Balance December 31, 1999	716,500	717	30,287	(32,205)	(1,201)

Common stock issued for cash	5,413,250	5,413	1,163		6,576
Net loss for the year	-	-	-	(5,727)	(5,727)
Balance December 31, 2000	6,129,750	6,130	31,450	(37,932)	(352)

Common stock issued for cash	157,600	157	5,291		5,448
Net loss for the year	-	-	-	(3,061)	(3,061)
Balance December 31, 2001	6,287,350	,287	36,741	(40,993)	2,035

Common stock issued for cash	1,204,000	1,204	2,000		3,204
Net loss for the year	-	-	-	(2,884)	(2,884)
Balance December 31, 2002	7,491,350	7,491	38,741	(43,877)	2,355

Net loss for the year	-	-	-	(3,716)	(3,716)
Balance December 31, 2003	7,491,350	7,491	38,741	(47,593)	(1,361)

Net loss for the year	-	-	-	(6,500)	(6,500)
Balance December 31, 2004	7,491,350	7,491	38,741	(54,093)	(7,861)

Net loss for the period	-	-	-	(5,350)	(5,350)
Balance December 31, 2005	7,491,350	$ 7,491	$ 38,741	$ (59,443)	$ (13,211)

Net loss for the period	-	-	-	(200)	(200)
Balance December 31, 2006	7,491,350	$ 7,491	$ 38,741	$ (59,643)	$ (13,411)

Net loss for the period	-	-	-	(260)	(260)
Balance December 31, 2007	7,491,350	$ 7,491	$ 38,741	$ (59,903)	$ (13,671)

The accompanying notes are an integral part of these financial statements.

Studio II Productions Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Period May 6, 1996 (inception) thru December 31, 2007

	For the Year Ended December 31		Cumulative Amount from May 6, 1996 (inception) to December 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (260)	$ (200)	$ (59,903)

NET CASH USED IN OPERATING ACTIVITIES	(260)	(200)	(59,903)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-	-
Increase in payable to stockholder	260	200	13,671
Issuance of common stock	-	-	46,232
Net cash provided by financing activities	260	200	59,903

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS
Beginning of Year	-	-	-

End of Year	$ -	$ -	$ -

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
The accompanying notes are an integral part of these financial statements.

STUDIO II PRODUCTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (MAY 6, 1996) THROUGH DECEMBER 31, 2007

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

Income Taxes

        The Company accounts for income taxes under the Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended December 31, 2007.

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

Basic Loss Per Common Share

        Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at December 31, 2007 for purposes of computing fully diluted earnings per share.

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

There is no provision for income taxes due to continuing losses. At December 31, 2007, the Company has net operating loss carryforwards for tax purposes of approximately $60,000, which expire through 2027. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

NOTE 5 RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Amounts payable to the shareholder at December 31, 2007 and 2006 were $13,671 and $13,411, respectively.

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

There was no change in the Company's internal control over financial reporting during the fiscal year ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, the Company believes that, during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied.

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

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed Herewith

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by Lake and Associates CPAs LLC for audit of the Company's annual financial statements were $1,000 for the fiscal year ended December 31, 2007, and $1,000 for the fiscal year ended December 31, 2006.

Audit Related Fees

(2)

Lake and Associates CPAs LLC did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2007 and 2006.

Tax Fees

(3)

The aggregate fees billed by Lake and Associates CPAs LLC for tax compliance, advice and planning were $0.00 for the fiscal year ended December 31, 2007 and $0.00 for the fiscal year ended December 31, 2006.

All Other Fees

 (4)

Lake and Associates CPAs LLC did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2007 and 2006.

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