Form 10-K
period 2008-03-31
STUDIO II PRODUCTIONS INC
filed 2008-05-15
CIK 1081091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2008 to March 31, 2008

STUDIO II PRODUCTIONS, INC.

(Name of small business in its charter)

Florida	0-50000	65-0664963
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

Unit 1306, 13/F, Tower 2, Ever Gain Plaza No. 88 Container Port Road Kwai Chung, N.T. Hong Kong
(Address of principal executive offices)
Registrant’s telephone number, including area code: (852) 2410 8869

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [ ] Yes [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the

[  ] Yes [ X ] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not  contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [ X ] Yes   [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00

As of May 12, 2008, the Company had 7,491,350 shares issued and outstanding.

2

EXPLANATORY NOTE:

As reported on a Form 8-K filed with the Securities and Exchange Commission on March 14, 2008, and hereby incorporated by reference, on March 12, 2008, the Board of Directors of Studio II Productions, Inc. (the “Company”) elected to change the Company’s fiscal year end from December 31st to March 31st.  This Form 10-K covers the transitional period from January 1, 2008 through March 31, 2008 and includes audited financial statements for the transitional period.

PART I

ITEM 1.

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

Administrative Offices

The Company maintains a mailing address at Unit 1306, 13/F, Tower 2, Ever Gain Plaza No. 88 Container Port Road, Kwai Chung, N.T. Hong Kong.  Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future.  The Company pays no rent for the use of this mailing address.

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

ITEM 2.

 PROPERTIES.

The Company currently has no investments in real estate, real estate mortgages, or real estate securities.  The Company maintains a mailing address at Unit 1306, 13/F, Tower 2, Ever Gain Plaza No. 88 Container Port Road, Kwai Chung, N.T. Hong Kong.  Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future.  The Company pays no rent for the use of this mailing address.  However, the policy of the Company with respect to investment in real estate assets could be changed in the future without a vote of security holders.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the transitional period which ended March 31, 2008.

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

ITEM 6.

SELECTED FINANCIAL DATA.

Not. Applicable.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-K AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Overview and Recent Developments

Studio II Productions, Inc. was incorporated under the laws of the State of Florida on May 6, 1996. To date, the Company's only activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate.  The Company is currently a "shell" company with no or nominal operations and no or nominal assets. The Company’s current business plan is to identify, evaluate and investigate various companies with the intent that, if such investigation warrants, a reverse merger transaction or other business arrangement be negotiated and completed pursuant to which the Company would acquire a target company with an operating business, with the intent of continuing the acquired company's business as a publicly held entity. The Company has limited capital with which to provide the owners of the target company with any significant cash or other assets and, as such, the Company will only be able to offer owners of a target company the opportunity to acquire a controlling ownership interest in the Company.

For the fiscal year ending March 31, 2009, the Company expects to continue with its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.  During the next twelve (12) months, the Company will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934 as amended.  This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year.  Furthermore, once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.

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

Liquidity and Capital Resources

As of March 31, 2008, the Company’s balance sheet reflects total assets of $nil and total current liabilities of $32,981.  The Company has cash on hand of $nil and a deficit accumulated in the development stage of $79,213.  The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through sale of securities.  As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is anticipated that the Company will continue to rely on its majority shareholders to pay expenses on its behalf at least until it is able to consummate a business transaction.  The majority shareholders are under no obligation to pay such expenses.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company required by Article 8 of Regulation S-X  are attached to this report.

STUDIO II PRODUCTIONS, INC.

 (A Development Stage Company)

AUDITED FINANCIAL STATEMENTS

FOR THE TRANSITIONAL PERIOD  ENDED MARCH 31, 2008

Page
Report of Independent Registered Public Accounting Firm	11
Balance sheet	12
Statements of operations	13
Statements of stockholder’s (deficit)/ equity	14 – 15
Statements of cash flows	16
Notes to financial statements	17 – 20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Studio II Productions, Inc.

We have audited the accompanying balance sheet of Studio II Productions, Inc. (a development stage enterprise)(the “Company”) as of March 31, 2008 and December 31, 2007 and related statements of operations, stockholders’ deficit, and cash flows for the period May 6, 1996 (inception) thru March 31, 2008. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of December 31, 2004 and for the year ended December 31, 2004 were audited by other auditors whose report dated March 21, 2005 expressed an unqualified opinion on those statements.  Our opinion on the statements of operations, cash flows and stockholders' deficit for the period since May 6, 1996 (Date of Inception) to March 31, 2008 insofar as it relates to amounts for the prior periods through December 31, 2004 is based on the report of the other auditors

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Studio II Productions, Inc. (a Florida corporation) as of March 31, 2008 and the results of its operations and its cash flows for the period May 6, 1996 (inception) thru March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Lake & Associates CPA’s LLC

Lake & Associates, CPA’s LLC

Boca Raton Florida

May 9, 2008

Studio II Productions Inc.
(A Development Stage Company)
BALANCE SHEET
As of March 31, 2008 and December 31, 2007

ASSETS	2008	2007
CURRENTS ASSETS
Cash	$ -	$ -

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued Expenses	$ 3,000	-
Payable to Stockholder	29,981	$ 13,671
TOTAL CURRENT LIABILITIES	32,981	13,671

TOTAL LIABILITIES	$ 32,981	$ 13,671

STOCKHOLDERS' DEFICIT
Common Stock (10,000,000 shares authorized; Par value .001;
7,491,350 shares issued; 7,491,350 shares outstanding)	7,491	7,491
Additional paid in capital	38,741	38,741
Deficit accumulated during the development stage	(79,213)	(59,903)
TOTAL STOCKHOLDERS' DEFICIT	(32,981)	(13,671)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Studio II Productions Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Period May 6, 1996 (inception) thru March 31, 2008
				Cumulative
				Amount from
		For the three	For the year	May 6, 1996
		months ended	ended	(inception) to
		March 31,	December 31,	March 31,
		2008	2007	2008
REVENUES
Sales		$ -	$ -	$ -

OPERATING EXPENSES
Administrative and General		19,310	260	79,213
TOTAL OPERATING EXPENSES		19,310	260	79,213

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES		(19,310)	(260)	(79,213)

PROVISION FOR INCOME TAXES		-	-	-

NET INCOME (LOSS)		$ (19,310)	$ (260)	$ (79,213)

Net Loss Per Common Share		**	**
Basic and fully diluted	** Less than .01

WEIGHTED AVERAGE SHARES OUTSTANDING		7,491,350	7,491,350

The accompanying notes are an integral part of these financial statements.

Studio II Productions Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period May 6, 1996 (inception) thru March 31, 2008

	Common Stock		Additional	Retained	Total
Par Value of $0.001			Paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity

Balance at May 6, 1996 (date of inception)	-	$ -	$ -	$ -	$ -
Net loss for the period	-	-	-	(1,500)	(1,500)
Balance December 31, 1996	-	-	-	(1,500)	(1,500)

Net loss for the year	-	-	-	(12,930)	(12,930)
Balance December 31, 1997	-	-	-	(14,430)	(14,430)

Common stock issued for cash	547,500	548	28,306		28,854
Net loss for the year	-	-	-	(13,835)	(13,835)
Balance December 31, 1998	547,500	548	28,306	(28,265)	589

Common stock issued for cash	169,000	169	1,981		2,150
Net loss for the year	-	-	-	(3,940)	(3,940)
Balance December 31, 1999	716,500	717	30,287	(32,205)	(1,201)

Common stock issued for cash	5,413,250	5,413	1,163		6,576
Net loss for the year	-	-	-	(5,727)	(5,727)
Balance December 31, 2000	6,129,750	6,130	31,450	(37,932)	(352)

Common stock issued for cash	157,600	157	5,291		5,448
Net loss for the year	-	-	-	(3,061)	(3,061)
Balance December 31, 2001	6,287,350	6,287	36,741	(40,993)	2,035

Common stock issued for cash	1,204,000	1,204	2,000		3,204
Net loss for the year	-	-	-	(2,884)	(2,884)
Balance December 31, 2002	7,491,350	7,491	38,741	(43,877)	2,355

Net loss for the year	-	-	-	(3,716)	(3,716)
Balance December 31, 2003	7,491,350	7,491	38,741	(47,593)	(1,361)

Net loss for the year	-	-	-	(6,500)	(6,500)
Balance December 31, 2004	7,491,350	7,491	38,741	(54,093)	(7,861)

Net loss for the year	-	-	-	(5,350)	(5,350)
Balance December 31, 2005	7,491,350	$ 7,491	$ 38,741	$ (59,443)	$ (13,211)

Net loss for the year	-	-	-	(200)	(200)
Balance December 31, 2006	7,491,350	$ 7,491	$ 38,741	$ (59,643)	$ (13,411)

Net loss for the period	-	-	-	(260)	(260)
Balance December 31, 2007	7,491,350	$ 7,491	$ 38,741	$ (59,903)	$ (13,671)

Net loss for the period	-	-	-	(19,310)	(19,310)
Balance March 31, 2008	7,491,350	$ 7,491	$ 38,741	$ (79,213)	$ (32,981)

The accompanying notes are an integral part of these financial statements.

Studio II Productions Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Period May 6, 1996 (inception) thru March 31, 2008

			Cumulative
			Amount from
	For the three	For the year	May 6, 1996
	months ended	ended 31,	(inception) to
	March 31,	December	March 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (19,310)	$ (260)	$ (79,213)

Accrued Expenses	3,000	-	3,000
NET CASH USED IN OPERATING ACTIVITIES	(16,310)	(260)	(76,213)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-	-
Increase in payable to stockholder	16,310	260	29,981
Issuance of common stock	-	-	46,232
Net cash provided by financing activities	16,310	260	76,213

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	0	-	0

CASH AND CASH EQUIVALENTS
Beginning of Year	-	-	-

End of Year	$ -	$ -	$ -

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

STUDIO II PRODUCTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (MAY 6, 1996) THROUGH March 31, 2008

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

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. On March 12, 2008 the company changed its fiscal year from December 31, to March 31.

Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 "Accounting for Income Taxes," and clarified by FASB Interpretation ("FIN") 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended March 31, 2008.

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

Fair Value

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157). SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007, and we have adopted the standard for those assets and liabilities as of December 31, 2007. The adoption of this statement did not have a material impact on our financial position or results of operations.

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

Impact of New Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquired entity and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company in the second quarter of fiscal 2009. We are currently evaluating the impact this statement and we do not anticipate that it will have an impact on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company in the second quarter of fiscal 2009. We are currently evaluating the impact this statement and we do not anticipate that it will have an impact on our financial position and results of operations.

In December 2007, EITF 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, or EITF 07-01, was issued. EITF 07-01 prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis when certain characteristics exist in the collaboration relationship. EITF 07-01 is effective for all of our collaborations existing after January 1, 2009. We do not anticipate that it will have an impact on our financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to us in the first quarter of fiscal 2009. We are currently evaluating the impact this statement and we do not anticipate that it will have an impact on our financial position and results of operations.

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

There is no provision for income taxes due to continuing losses. At March 31, 2008, the Company has net operating loss carryforwards for tax purposes of approximately $79,000, which expire through 2027. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

NOTE 5 RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Amounts payable to the shareholder at March 31, 2008 was $29,981 and as of December 31, 2007 was $13,671.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported on Forms 8-K filed with the SEC on September 18, 2006 and January 23, 2008, the Company changed its auditors.  There have been no disagreements with our accountants on accounting and financial disclosure.

ITEM 9A(T).    CONTROLS AND PROCEDURES.

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

There was no change in the Company's internal control over financial reporting during the transitional period ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

As of March 31, 2008, the directors and executive officers serving the Company were as follows:

Name	Age	Positions held
Cheung Ming	48	President, Chief Financial Officer, and Director
Dominick Pope	72	Director

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

Biographical Information

Cheung Ming - Mr. Cheung Ming is 48 years old.  Mr. Cheung Ming currently serves as the President, Chief Financial Officer and as a Director of the Company.  In addition to his work with the Company, Mr. Cheung Ming also serves as the Chief Executive Officer of Hengli & Liqi Furniture, a Hong Kong corporation that specializes in furniture production.  Mr. Cheung Ming has worked with Hengli & Liqi Furniture since early 2007.  As the Chief Executive Officer of Hengli & Liqi Furniture, Mr. Cheung Ming is responsible for the overall business development of the company.  Prior to joining Hengli & Liqi Furniture, Mr. Cheung Ming served as a chief executive officer of a Hong Kong based retail company.  Mr. Cheung Ming has 24 years of experience in the area of retail business.

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

Family Relationships

None.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, the Company believes that, as of March 31, 2008, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied.

Code of Ethics

The Company has not yet adopted a code of ethics.  The Company intends to adopt a code of ethics in the near future.

Audit Committee Expert

The Company does not have an Audit Committee because the Company does not currently have any material operations.  Because the Company does not have an Audit Committee it does not currently have a financial expert serving on an Audit Committee.

Subsequent Event

As reported on the Form 8-K filed with the SEC on May 1, 2008, on April 27, 2008 Dominick Pope resigned from his position as a director of the Company, and the Board of Directors appointed Mr. Cheung Sing to fill the vacancy created by Mr. Popes’ resignation.

Mr. Cheung Sing is 45 years old.  Mr. Cheung Sing currently serves as a Director of the Company.  From January 2003 to the present, Mr. Cheung Sing, has been the Vice President of Hengli & Liqi Furniture Limited which is located in Hong Kong and is in the business of manufacturing indoor furniture.

As Vice President of Hengli & Liqi, Mr. Cheung Sing is responsible for product developments, sales presentation, order executions and customer relations.  From June 2000 to December 2002, Mr. Cheung Sing served as the Director of Operations of China Merchandise Company Limited (CMCL) which is located in Ningbo, China and is in the business of manufacturing outdoor furniture.  As Director of Operations of CMCL, Mr. Cheung Sing was responsible for marketing and sales, order executions and the administration of the office in Ningbo.

ITEM 11.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March 31, 2008, the ownership of each person known by the Registrant to be a beneficial owner of 5% or more of its common stock. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Registrant except as may be otherwise noted.

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Cheung Ming Unit 1306, 13/F, Tower 2, Ever Gain Plaza No. 88 Container Port Road Kwai Chung, N.T. Hong Kong	6,631,000	88.52%

Security Ownership of Management

The following table sets forth, as of March 31, 2008, the ownership of each executive officer and director of the Registrant, and of all executive officers and directors of the Registrant as a group. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Registrant except as may be otherwise noted.

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common	Cheung Ming (1) Unit 1306, 13/F, Tower 2, Ever Gain Plaza No. 88 Container Port Road Kwai Chung, N.T. Hong Kong	6,631,000	88.52%
Common	Dominick Pope (1) P.O. Box 110310 Naples, Florida 34108-0106	15,000.20%
Common	Cheung Sing (2) Unit 1306, 13/F, Tower 2, Ever Gain Plaza No. 88 Container Port Road Kwai Chung, N.T. Hong Kong	0	0.00%
Common	All directors and executive officers (2 persons)	6,646,000	88.72%

(1)

 The person listed was an officer, a director, or both, of the Company as of March 31, 2008.

(2)

 As reported on the Form 8-K filed with the SEC on May 1, 2008, on April 27, 2008 Dominick Pope resigned from his position as a director of the Company, and the Board of Directors appointed Mr. Cheung Sing to fill the vacancy created by Mr. Popes’ resignation.

Changes in Control

As reported on the Form 8-K filed with the SEC on February 26, 2008, on February 20, 2008, pursuant to the terms of a stock purchase agreement by and between Cheung Ming (“Buyer”) and Mid-Continental Securities Corp., as agent for certain individual stockholders (“Seller”), the Buyer purchased from the Seller a total of 6,631,000 shares of common stock (the “Shares”) in the Company.  The Shares purchased by Buyer represented approximately 88.52% of the total number of issued and outstanding shares of common stock of the Company and as a result, Buyer acquired voting control of the Company.  In conjunction with the share purchase transaction between the Buyer and the Seller, on February 20, 2008, James Charles resigned from his position as a director of the Company, and Dominick Pope resigned as the president and chief financial officer of the Company, and the board of directors of the Company appointed Mr. Cheung Ming as the president, chief financial officer, and a director of the Company to fill the vacancies created Mr. Charles and Mr. Pope’s resignations.

Additionally, as reported on the Form 8-K filed with the SEC on May 1, 2008, on April 27, 2008 Dominick Pope resigned from his position as a director of the Company, and the Board of Directors appointed Mr. Cheung Sing to fill the vacancy created by Mr. Popes’ resignation.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

The Company does not maintain an office, but it does maintain a mailing address at Unit 1306, 13/F, Tower 2, Ever Gain Plaza No. 88 Container Port Road, Kwai Chung, N.T. Hong Kong, for which it pays no rent, and for which it does not anticipate paying rent in the future. It is likely that the Company will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.

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

Director Independence

The NASDAQ Stock Market has instituted director independence guidelines that have been adopted by the Securities & Exchange Commission.  These guidelines provide that a director is deemed “independent” only if the board of directors affirmatively determines that the director has no relationship with the company which, in the board’s opinion, would interfere with the director’s exercise of independent judgment in carrying out his or her responsibilities.  Significant stock ownership will not, by itself, preclude a board finding of independence.

For NASDAQ Stock Market listed companies, the director independence rules list six types of disqualifying relationships that preclude an independence filing.  The Company’s board of directors may not find independent a director who:

1.

is an employee of the company or any parent or subsidiary of the company;

2.

accepts, or who has a family member who accepts, more than $60,000 per year in payments from the company or any parent or subsidiary of the company other than (a) payments from board or committee services; (b) payments arising solely from investments in the company’s securities; (c) compensation paid to a family member who is a non-executive employee of the company’ (d) benefits under a tax qualified retirement plan or non-discretionary compensation; or (e) loans to directors and executive officers permitted under Section 13(k) of the Exchange Act;

3.

is a family member of an individual who is employed as an executive officer by the company or any parent or subsidiary of the company;

4.

is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than (a) payments arising solely from investments in the company’s securities or (b) payments under non-discretionary charitable contribution matching programs;

5.

is employed, or who has a family member who is employed, as an executive officer of another company whose compensation committee includes any executive officer of the listed company; or

6.

is, or has a family member who is, a current partner of the company’s outside auditor, or was a partner or employee of the company’s outside auditor who worked on the company’s audit.

Based upon the foregoing criteria, our Board of Directors has determined that both Cheung Ming is not an independent director under these rules as Cheung Sing is also employed as an officer of the Company.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by Lake and Associates CPAs LLC for audit of the Company's financial statements for the transitional period from January 1, 2008 to March 31, 2008 were $3,000  and $1,000 for the fiscal year ended December 31, 2007.

Audit Related Fees

(2)

Lake and Associates CPAs LLC did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the transitional period ended March 31, 2008 or the fiscal years ended 2007 and 2006.

Tax Fees

(3)

The aggregate fees billed by Lake and Associates CPAs LLC for tax compliance, advice and planning were $0.00 for the transitional period ended March 31, 2008 and $0.00 for the fiscal year ended December 31, 2007 and $0.00 for the fiscal year ended December 31, 2006.

All Other Fees

 (4)

Lake and Associates CPAs LLC did not bill the Company for any products and services other than the foregoing during the transitional period ended March 31, 2008 or for the fiscal years ended 2007 and 2006.

Audit Committee=s Pre-approval Policies and Procedures

(5)

Studio II Productions, Inc., a blind pool reporting company which is not yet publicly traded, does not have an audit committee per se. The current board of directors functions as the audit committee.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Audited Financial Statements for Transitional Period ended March 31, 2008.

(b)

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

STUDIO II PRODUCTIONS, INC.

By:  /S/ Cheung Ming

Cheung Ming, President

Date: May 14, 2008

By:  /S/ Cheung Ming

Cheung Ming, Chief Financial Officer

Date: May 14, 2008