Form 10-K/A
period 2008-03-31
STUDIO II PRODUCTIONS INC
filed 2008-09-17
CIK 1081091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

AMENDMENT NO. 1

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

2

EXPLANATORY NOTE:

As reported on a Form 8-K filed with the Securities and Exchange Commission on March 14, 2008, and hereby incorporated by reference, on March 12, 2008, the Board of Directors of Studio II Productions, Inc. (the “Company”) elected to change the Company’s fiscal year end from December 31st to March 31st.  The Company is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to its Transitional Report on Form 10-K for the transitional period from January 1, 2008 through March 31, 2008, which was filed on May 15, 2008 (the "Original Filing") to amend Part II Item 9A(T) of the Original Filing to include additional information required by such item.

Except as described above, no other changes have been made to the Original Filing, and this Amendment No. 1 on Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures in the Original Filing. This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing.  Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

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

STUDIO II PRODUCTIONS, INC.

 (A Development Stage Company)

AUDITED FINANCIAL STATEMENTS

FOR THE TRANSITIONAL PERIOD  ENDED MARCH 31, 2008

Page
Report of Independent Registered Public Accounting Firm	12
Balance sheet	13
Statements of operations	14
Statements of stockholder’s (deficit)/ equity	15 – 16
Statements of cash flows	17
Notes to financial statements	18 – 21

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

As of the end of the period covered by this report, we initially carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer initially concluded that our disclosure controls and procedures were effective.  Subsequently, we determined that we had a material weakness, as described below, in our disclosure controls and procedures.  Therefore, in connection with the filing of this amended Transitional Report on Form 10-K/A, our chief executive officer and chief financial officer re-evaluated the effectiveness of our disclosure controls and procedures and concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

In connection with the preparation and filing of the Form 10-K for the transitional period ended March 31, 2008, we inadvertently failed to disclose the information required by Item 308T of Regulation S-K regarding management’s annual report on internal control over financial reporting.  Based upon the Company’s failure to include the disclosures required by Item 308T, we determined that our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.  Our plan to remediate the foregoing problem with our disclosure controls and procedures which existed as of March 31, 2008 is to closely monitor and stay abreast of changes and modifications that impact the Company’s reporting obligations, and respond accordingly.

Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this amended Transition Report on Form 10-K/A. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2008 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of March 31, 2008, the Company's internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Transition Report on Form 10-K/A.

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

Date: September 17, 2008

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Cheung Ming

Cheung Ming, Principal Executive Officer

Date: September 17, 2008

By:  /S/ Cheung Ming

Cheung Ming, Principal Financial Officer

Date: September 17, 2008

By:  /S/ Cheung Ming

Cheung Ming, Principal Accounting Officer

Date: September 17, 2008

By:  /S/ Cheung Ming

Cheung Ming, Director

Date: September 17, 2008

By:  /S/ Cheung Sing

Cheung Sing, Director

Date: September 17, 2008