Form 10-Q
period 2008-12-31
STUDIO II PRODUCTIONS INC
filed 2009-02-11
CIK 1081091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

As of December 31, 2008 the Issuer had 7,491,350 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of Studio II Productions, Inc. (the "Company"), a Florida corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K, and all amendments thereto, for the transitional period ended March 31, 2008.

STUDIO II PRODUCTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED DECEMBER 31, 2008

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet	3

Statements of Operations	4

Statements of Stockholders’ Equity (Deficit)	5-6

Statements of Cash Flows	7

Notes to Unaudited Financial Statements	8-12

Studio II Productions Inc.
(A Development Stage Company)
BALANCE SHEET
As of December 31, 2008 and March 31, 2008

	Unaudited	Audited
	December 31,	March 31,
ASSETS	2008	2008

CURRENTS ASSETS
Cash	$ -	$ -

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued Expenses	$ 1,237	$ 3,000
Payable to Stockholder	47,573	29,981
TOTAL CURRENT LIABILITIES	48,810	32,981

TOTAL LIABILITIES	48,810	$ 32,981

STOCKHOLDERS' EQUITY
Common Stock (10,000,000 shares authorized; Par value .001;
7,491,350 shares issued; 7,491,350 shares outstanding)	7,491	7,491
Additional paid in capital	38,741	38,741
Deficit accumulated during the development stage	(95,042)	(79,213)
TOTAL STOCKHOLDERS' DEFICIT	(48,810)	(32,981)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Studio II Productions Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Period May 6, 1996 (inception) thru December 31, 2008

		For the Three Months Ended December 31,		For the Nine Months Ended December 31,		Cumulative Amount from May 6, 1996 (inception) to December 31,
		2008	2007	2008	2007	2008
REVENUES
Sales		$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Administrative and General		5,367	110	15,829	110	95,042
TOTAL OPERATING EXPENSES		5,367	110	15,829	110	95,042

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES		(5,367)	(110)	(15,829)	(110)	(95,042)

PROVISION FOR INCOME TAXES		-	-	-	-	-

NET INCOME (LOSS)		$ (5,367)	$ (110)	$ (15,829)	$ (110)	$ (95,042)

Net Loss Per Common Share		**	**	**	**	**
Basic and fully diluted	** Less than .01

WEIGHTED AVERAGE SHARES OUTSTANDING		7,491,350	7,491,350	7,491,350	7,491,350

The accompanying notes are an integral part of these financial statements.

Studio II Productions Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period May 6, 1996 (inception) thru December 31, 2008

	Common Stock		Additional	Retained	Total
Par Value of $0.001			Paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity

Balance at May 6, 1996 (date of inception)	-	$ -	$ -	$ -	$ -
Net loss for the period	-	-	-	(1,500)	(1,500)
Balance December 31, 1996	-	-	-	(1,500)	(1,500)

Net loss for the year	-	-	-	(12,930)	(12,930)
Balance December 31, 1997	-	-	-	(14,430)	(14,430)

Common stock issued for cash	547,500	548	28,306		28,854
Net loss for the year	-	-	-	(13,835)	(13,835)
Balance December 31, 1998	547,500	548	28,306	(28,265)	589

Common stock issued for cash	169,000	169	1,981		2,150
Net loss for the year	-	-	-	(3,940)	(3,940)
Balance December 31, 1999	716,500	717	30,287	(32,205)	(1,201)

Common stock issued for cash	5,413,250	5,413	1,163		6,576
Net loss for the year	-	-	-	(5,727)	(5,727)
Balance December 31, 2000	6,129,750	6,130	31,450	(37,932)	(352)

Common stock issued for cash	157,600	157	5,291		5,448
Net loss for the year	-	-	-	(3,061)	(3,061)
Balance December 31, 2001	6,287,350	6,287	36,741	(40,993)	2,035

Common stock issued for cash	1,204,000	1,204	2,000		3,204
Net loss for the year	-	-	-	(2,884)	(2,884)
Balance December 31, 2002	7,491,350	7,491	38,741	(43,877)	2,355

Net loss for the year	-	-	-	(3,716)	(3,716)
Balance December 31, 2003	7,491,350	7,491	38,741	(47,593)	(1,361)

Net loss for the year	-	-	-	(6,500)	(6,500)
Balance December 31, 2004	7,491,350	7,491	38,741	(54,093)	(7,861)

Net loss for the year	-	-	-	(5,350)	(5,350)
Balance December 31, 2005	7,491,350	$ 7,491	$ 38,741	$ (59,443)	$ (13,211)

Net loss for the year	-	-	-	(200)	(200)

Balance December 31, 2006	7,491,350	$ 7,491	$ 38,741	$ (59,643)	$ (13,411)

Net loss for the period	-	-	-	(260)	(260)
Balance December 31, 2007	7,491,350	$ 7,491	$ 38,741	$ (59,903)	$ (13,671)

Net loss for the period	-	-	-	(19,310)	(19,310)
Balance March 31, 2008	7,491,350	7,491	38,741	(79,213)	(32,981)

Net loss for the period	-	-	-	(15,829)	(15,829)
Balances December 31, 2008	7,491,350	$ 7,491	$ 38,741	$ (95,042)	$ (48,810)

The accompanying notes are an integral part of these financial statements.

Studio II Productions Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Period May 6, 1996 (inception) thru December 31, 2008

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,		Cumulative Amount from May 6, 1996 (inception) to December 31,
	2008	2007	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (5,367)	$ (110)	$(15,829)	$ (110)	$ (95,042)

Accrued Expenses	537	-	(1,763)	-	1,237
NET CASH USED IN OPERATING ACTIVITIES	(4,830)	(110)	(17,592)	(110)	(93,805)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in payable to stockholder	4,830	110	17,592	110	47,573
Issuance of common stock	-	-	-	-	46,232
Net cash provided by financing activities	4,830	110	17,592	110	93,805

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-	-	-

CASH AND CASH EQUIVALENTS
Beginning of Year	-	-	-	-	-

End of Year	$ -	$ -	$ -	$ -	$ -

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

STUDIO II PRODUCTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (MAY 6, 1996) THROUGH DECEMBER 31, 2008

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

Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at December 31, 2008 for purposes of computing fully diluted earnings per share.

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

NOTE 5 RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Amounts payable to the shareholder at December 31, 2008 was $47,573 and as of March 31, 2008 was $29,891.

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

For the fiscal year ending March 31, 2009 and the subsequent twelve (12) months, the Company expects to continue with its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.  During the next twelve (12) months, the Company will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934 as amended.  This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year.  Furthermore, once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.

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

Liquidity and Capital Resources

As of December 31, 2008, the Company’s balance sheet reflects total current assets of $nil and total current liabilities of $48,810. The Company has cash on hand of $nil and a deficit accumulated in the development stage of $95,042.  The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through the sale of securities.  As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is anticipated that the Company will continue to rely on its majority shareholder to pay expenses on its behalf at least until it is able to consummate a business transaction.  The majority shareholders are under no obligation to pay such expenses.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

STUDIO II PRODUCTIONS, INC.

By:  /S/ Cheung Ming

Cheung Ming, Principal Executive Officer

Date: February 11, 2009

By:  /S/ Cheung Ming

Cheung Ming, Principal Financial Officer

Date: February 11, 2009