Form 10-K
period 2009-03-31
STUDIO II PRODUCTIONS INC
filed 2009-07-13
CIK 1081091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

STUDIO II PRODUCTIONS, INC.

(Name of small business in its charter)

Florida	0-50000	65-0664963
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

16/F Honest Motors Building, 9-11 Leighton Road, Causeway, Hong Kong
(Address of principal executive offices)
Registrant’s telephone number, including area code: (852) 2890 1818

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [ ] Yes [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the [ ]Yes [X] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Not Applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not  contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X]Yes [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00

As of June 1, 2009, Issuer had 7,491,350 shares of common stock issued and outstanding.

PART I

ITEM 1.

BUSINESS.

General

Studio II Productions, Inc. (the “Company”) was incorporated under the laws of the State of Florida on May 6, 1996.  To date, the Company’s only activities have been organizational ones, directed at developing its business plan and raising its initial capital.  The Company has not commenced any commercial operations.  The Company has no full-time employees and owns no real estate.

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

Administrative Offices

The Company maintains a mailing address at 16/F Honest Motors Building, 9-11 Leighton Road, Causeway, Hong Kong.  Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future.  The Company pays no rent for the use of this mailing address.

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

ITEM 2.

 PROPERTIES.

The Company currently has no investments in real estate, real estate mortgages, or real estate securities.  The Company maintains a mailing address at 16/F Honest Motors Building, 9-11 Leighton Road, Causeway, Hong Kong.  Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future.  The Company pays no rent for the use of this mailing address.  However, the policy of the Company with respect to investment in real estate assets could be changed in the future without a vote of security holders.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fiscal period  which ended March 31, 2009.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is approved for quotation on the pink sheets under the symbol “STPR.”  However, there is no active trading market for the Company's securities.

Holders.

As of March 31, 2009 there were 7,491,350 shares of common stock issued and outstanding and approximately 54 shareholders of record.

Dividends.

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended March 31, 2009 or 2008.  There are no restrictions on the common stock that limit the ability of us to pay dividends if declared by the Board of Directors and  the loan agreements and general security agreements covering the Company’s assets do not limit its ability to pay dividends.  The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes

ITEM 6.

SELECTED FINANCIAL DATA.

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

Liquidity and Capital Resources

As of March 31, 2009, the Company’s balance sheet reflects total assets of $nil and total current liabilities of $62,131.  The Company has cash on hand of $nil and a deficit accumulated in the development stage of $108,363.  The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through sale of securities.  As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is anticipated that the Company will continue to rely on its majority shareholders to pay expenses on its behalf at least until it is able to consummate a business transaction.  The majority shareholders are under no obligation to pay such expenses.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company required by Article 8 of Regulation S-X  are attached to this report.

STUDIO II PRODUCTIONS, INC.

 (A Development Stage Company)

AUDITED FINANCIAL STATEMENTS

FOR THE YEAR PERIOD ENDED MARCH 31, 2009

Page
Report of Independent Registered Public Accounting Firm	12
Report of Independent Registered Public Accounting Firm	13
Balance sheet	14
Statements of operations	15
Statements of stockholder’s equity/(deficit)	16 – 17
Statements of cash flows	18
Notes to financial statements	19 – 24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Studio II Productions, Inc.

Kwai Chung, N.T. Hong Kong

We have audited the accompanying balance sheet of Studio II Productions, Inc. (a development stage enterprise) (the “Company”) as of March 31, 2009 and 2008 and related statements of operations, stockholders’ deficit, and cash flows for the period May 6, 1996 (inception) thru March 31, 2009. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of December 31, 2004 and for the year ended December 31, 2004 were audited by other auditors whose report dated March 21, 2005 expressed an unqualified opinion on those statements.  Our opinion on the statements of operations, cash flows and stockholders' deficit for the period since May 6, 1996 (Date of Inception) to March 31, 2009 insofar as it relates to amounts for the prior periods through December 31, 2004 is based on the report of the other auditors

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Studio II Productions, Inc. (a Florida corporation) as of March 31, 2009 and 2008 and the results of its operations and its cash flows for the period May 6, 1996 (inception) thru March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

June 16, 2009

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

Child, Sullivan and Company

Salt Lake City, Utah

March 21, 2005

Studio II Productions Inc.
(A Development Stage Company)
BALANCE SHEET
As of March 31, 2009 and 2008

ASSETS	2009	2008
CURRENTS ASSETS
Cash	$ -	$ -

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued Expenses	$ 7,302	$ 3,000
Payable to Stockholder	54,829	$ 29,981
TOTAL CURRENT LIABILITIES	62,131	32,981

TOTAL LIABILITIES	$ 62,131	$ 32,981

STOCKHOLDERS' DEFICIT
Common Stock (10,000,000 shares authorized; Par value .001;
7,491,350 shares issued; 7,491,350 shares outstanding)	7,491	7,491
Additional paid in capital	38,741	38,741
Deficit accumulated during the development stage	(108,363)	(79,213)
TOTAL STOCKHOLDERS' DEFICIT	(62,131)	(32,981)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Studio II Productions Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Period May 6, 1996 (inception) through March 31, 2009
		For the year ended March 31,	For the year ended March 31,	Cumulative Amount from May 6, 1996 (inception) to March 31,
		2009	2008	2009
REVENUES
Sales		$ -	$ -	$ -

OPERATING EXPENSES
Administrative and General		29,150	19,420	108,363
TOTAL OPERATING EXPENSES		29,150	19,420	108,363

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES		(29,150)	(19,420)	(108,363)

PROVISION FOR INCOME TAXES		-	-	-

NET INCOME (LOSS)		$ (29,150)	$ (19,420)	$ (108,363)

Net Loss Per Common Share		**	**
Basic and fully diluted	** Less than .01

WEIGHTED AVERAGE SHARES OUTSTANDING		7,491,350	7,491,350

The accompanying notes are an integral part of these financial statements.

Studio II Productions Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period May 6, 1996 (inception) through March 31, 2009

	Common Stock		Additional	Retained	Total
Par Value of $0.001			Paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity

Balance at May 6, 1996 (date of inception)	-	$ -	$ -	$ -	$ -
Net loss for the period	-	-	-	(1,500)	(1,500)
Balance December 31, 1996	-	-	-	(1,500)	(1,500)

Net loss for the year	-	-	-	(12,930)	(12,930)
Balance December 31, 1997	-	-	-	(14,430)	(14,430)
Common stock issued for cash	547,500	548	28,306		28,854
Net loss for the year	-	-	-	(13,835)	(13,835)
Balance December 31, 1998	547,500	548	28,306	(28,265)	589

Common stock issued for cash	169,000	169	1,981		2,150
Net loss for the year	-	-	-	(3,940)	(3,940)
Balance December 31, 1999	716,500	717	30,287	(32,205)	(1,201)

Common stock issued for cash	5,413,250	5,413	1,163		6,576
Net loss for the year	-	-	-	(5,727)	(5,727)
Balance December 31, 2000	6,129,750	6,130	31,450	(37,932)	(352)

Common stock issued for cash	157,600	157	5,291		5,448
Net loss for the year	-	-	-	(3,061)	(3,061)
Balance December 31, 2001	6,287,350	6,287	36,741	(40,993)	2,035

Common stock issued for cash	1,204,000	1,204	2,000		3,204
Net loss for the year	-	-	-	(2,884)	(2,884)
Balance December 31, 2002	7,491,350	7,491	38,741	(43,877)	2,355

Net loss for the year	-	-	-	(3,716)	(3,716)
Balance December 31, 2003	7,491,350	7,491	38,741	(47,593)	(1,361)

Net loss for the year	-	-	-	(6,500)	(6,500)
Balance December 31, 2004	7,491,350	7,491	38,741	(54,093)	(7,861)

Net loss for the year	-	-	-	(5,350)	(5,350)
Balance December 31, 2005	7,491,350	$ 7,491	$ 38,741	$ (59,443)	$ (13,211)

Net loss for the year	-	-	-	(200)	(200)
Balance December 31, 2006	7,491,350	$ 7,491	$ 38,741	$ (59,643)	$ (13,411)

Net loss for the period	-	-	-	(260)	(260)
Balance December 31, 2007	7,491,350	$ 7,491	$ 38,741	$ (59,903)	$ (13,671)

Net loss for the period	-	-	-	(19,310)	(19,310)
Balance March 31, 2008	7,491,350	$ 7,491	$ 38,741	$ (79,213)	$ (32,981)

Net loss for the period	-	-	-	(29,150)	(29,150)
Balance March 31, 2009	7,491,350	$ 7,491	$ 38,741	$ (108,363)	$ (62,131)

The accompanying notes are an integral part of these financial statements.

Studio II Productions Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Period May 6, 1996 (inception) thru March 31, 2009

	For the year ended March 31,	For the year ended March 31,	Cumulative Amount from May 6, 1996 (inception) to March 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (29,150)	$ (19,420)	$ (108,363)

Accrued Expenses	4,302	3,000	7,302
NET CASH USED IN OPERATING ACTIVITIES	(24,848)	(16,420)	(101,061)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-	-
Increase in payable to stockholder	24,848	16,420	54,829
Issuance of common stock	-	-	46,232
Net cash provided by financing activities	24,848	16,420	101,061

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS
Beginning of Year	-	-	-

End of Year	$ -	$ -	$ -

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

STUDIO II PRODUCTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (MAY 6, 1996) THROUGH March 31, 2009

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

Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended March 31, 2009.

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

Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at December 31, 2008 & 2009 for purposes of computing fully diluted earnings per share.

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

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting

Principles.”   SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The Company does not believe the application of SFAS 162 will have a significant impact, if any, on the Company’s consolidated financial statements.

May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60" ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows

In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The Company is assessing the potential impact of this FSP on the convertible debt issuances.

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

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The Company adopted the provisions of FSP 157-3, which did not impact the Company’s financial position or results of operations.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends FAS 140 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for interim or annual reporting periods ending after December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8 did not have any impact on the Company's financial statements.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1, which is effective for annual reporting periods ending after December 15, 2008, did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. This standard is effective for periods ending after June 15, 2009. The Company is evaluating the impact that this standard will have on the Company’s financial position and results of operations.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009. The Company is evaluating the impact that this standard will have on the Company’s financial position and results of operations.

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

There is no provision for income taxes due to continuing losses. At March 31, 2009, the Company has net operating loss carryforwards for tax purposes of approximately $105,000, which expire through 2029. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

NOTE 5  RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Amounts payable to the shareholder at March 31, 2009 and 2008 were $54,829 and $29,981, respectively.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported on Forms 8-K filed with the SEC on September 18, 2006 and January 23, 2008, the Company changed its auditors.  There have been no disagreements with our accountants on accounting and financial disclosure.

ITEM 9A(T).    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean the company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

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

Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2009 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of March 31, 2009, the Company's internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

There was no change in the Company's internal control over financial reporting during the year ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

As of March 31, 2009, the directors and executive officers serving the Company were as follows:

Name	Age	Positions held
Cheung Ming	49	President, Chief Financial Officer, and Director
Cheung Sing	46	Director

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

Biographical Information

Cheung Ming - Mr. Cheung Ming is 49 years old.  Mr. Cheung Ming currently serves as the Chief Executive Officer, Chief Financial Officer and as a Director of the Company.  In addition to his work with the Company, Mr. Cheung Ming also serves as the Chief Executive Officer of Hengli & Liqi Furniture Limited, a Hong Kong corporation that specializes in furniture production.  Mr. Cheung Ming has worked with Hengli & Liqi Furniture since early 2007.  As the Chief Executive Officer of Hengli & Liqi Furniture, Mr. Cheung Ming is responsible for the overall business development of the company.  Prior to joining Hengli & Liqi Furniture, Mr. Cheung Ming served as a chief executive officer of a Hong Kong based retail company.  Mr. Cheung Ming has 24 years of experience in the area of retail business.

Cheung Sing – Mr. Cheung Sing is 46 years old.  Mr. Cheung Sing currently serves as a Director of the Company.  In addition to his work with the Company, from January 2003 to the present, Mr. Cheung Sing, has been the Vice President of Hengli & Liqi Furniture Limited which is located in Hong Kong and is in the business of manufacturing indoor furniture.  As Vice President of Hengli & Liqi, Mr. Cheung Sing is responsible for product developments, sales presentation, order executions and customer relations.  From June 2000 to December 2002, Mr. Cheung Sing served as the Director of Operations of China Merchandise Company Limited (CMCL) which is located in Ningbo, China and is in the business of manufacturing outdoor furniture.  As Director of Operations of CMCL, Mr. Cheung Sing was responsible for marketing and sales, order executions and the administration of the office in Ningbo.

Family Relationships

Mr. Cheung Ming and Mr. Cheung Sing are brothers.

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

Directorships

None of the Company’s executive officers or directors is a director of any company with a class of equity securities registered pursuant to Section 12 of the Securities exchange Act of 1934 (the “Exchange Act”) or subject to the requirements of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, the Company believes that, as of March 31, 2009, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth, as of March 31, 2009, the ownership of each executive officer and director of the Registrant, and of all executive officers and directors of the Registrant as a group, and each person known by the Registrant to be a beneficial owner of 5% or more of its common stock. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Registrant except as may be otherwise noted.

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Cheung Ming (1) 16/F Honest Motors Building, 9-11 Leighton Road, Causeway, Hong Kong	6,546,000	87.38%
Common	Cheung Sing (1) 16/F Honest Motors Building, 9-11 Leighton Road, Causeway, Hong Kong	0	0.00%
Common	All directors and executive officers (2 persons)	6,546,000	87.38%

(1)

 The person listed was an officer, a director, or both, of the Company as of March 31, 2009.

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

The Company does not maintain an office, but it does maintain a mailing address at 16/F Honest Motors Building, 9-11 Leighton Road, Causeway, Hong Kong, for which it pays no rent, and for which it does not anticipate paying rent in the future. It is likely that the Company will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.

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

Based upon the foregoing criteria, our Board of Directors has determined that both Cheung Ming is not an independent director under these rules as Cheung Ming is also employed as an officer of the Company.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by Lake and Associates CPAs LLC for audit of the Company's financial statements for the fiscal year ended March 31, 2009 were $3,500 and $3,000 for the transitional period from January 1, 2008 to March 31, 2008.

Audit Related Fees

(2)

Lake and Associates CPAs LLC did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal year ended March 31, 2009 and  transitional period ended March 31, 2008.

Tax Fees

(3)

The aggregate fees billed by Lake and Associates CPAs LLC for tax compliance, advice and planning were $0.00 for the fiscal year ended March 31, 2009 and for the transitional period ended March 31, 2008.

All Other Fees

 (4)

Lake and Associates CPAs LLC did not bill the Company for any products and services other than the foregoing during the fiscal year ended March 31, 2009 and the transitional period ended March 31, 2008.

Audit Committee=s Pre-approval Policies and Procedures

(5)

Studio II Productions, Inc., a blind pool reporting company which is not yet publicly traded, does not have an audit committee per se. The current board of directors functions as the audit committee.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Audited Financial Statements for Fiscal Year Ended March 31, 2009.

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

STUDIO II PRODUCTIONS, INC.

By:  /S/ Cheung Ming

Cheung Ming, President

Date: July 13, 2009

By:  /S/ Cheung Ming

Cheung Ming, Chief Financial Officer

Date: July 13, 2009