Form 10-Q
period 2009-06-30
STUDIO II PRODUCTIONS INC
filed 2009-08-14
CIK 1081091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 0-51355

STUDIO II PRODUCTIONS, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0664963
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

16F/ Honest Motors Building 9-11 Leighton Road Causeway Bay, Hong Kong
(Address of principal executive offices)
(852) 2890-1818
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

As of July 1, 2009 the Issuer had 7,491,350 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of Studio II Productions, Inc. (the "Company"), a Florida corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K, and all amendments thereto, for the fiscal period ended March 31, 2009.

STUDIO II PRODUCTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED JUNE 30, 2009

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet	3

Statements of Operations	4

Statements of Stockholders’ Equity (Deficit)	5-6

Statements of Cash Flows	7

Notes to Unaudited Financial Statements	8-12

Studio II Productions Inc.
(A Development Stage Company)
BALANCE SHEET
As of June 30, 2009 and March 31, 2009

	Unaudited	Audited
	June 30,	March 31,
ASSETS	2009	2009
CURRENTS ASSETS
Cash	$ -	$ -

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued Expenses	$ 12,217	$ 7,302
Payable to Stockholder	60,327	54,829
TOTAL CURRENT LIABILITIES	72,544	62,131

TOTAL LIABILITIES	$ 72,544	$ 62,131

STOCKHOLDERS' DEFICIT
Common Stock (100,000,000 shares authorized; Par value .001;
7,491,350 shares issued; 7,491,350 shares outstanding)	7,491	7,491
Additional paid in capital	38,741	38,741
Deficit accumulated during the development stage	(118,776)	(108,363)
TOTAL STOCKHOLDERS' DEFICIT	(72,544)	(62,131)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Studio II Productions Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Period May 6, 1996 (inception) through June 30, 2009
		For the Three Months Ended June 30,	For the Three Months Ended June 30,	Cumulative Amount from May 6, 1996 (inception) to June 30,
		2009	2008	2009
REVENUES
Sales		$ -	$ -	$ -

OPERATING EXPENSES
Administrative and General		10,413	6,423	118,776
TOTAL OPERATING EXPENSES		10,413	6,423	118,776

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES		(10,413)	(6,423)	(118,776)

PROVISION FOR INCOME TAXES		-	-	-

NET INCOME (LOSS)		$ (10,413)	$ (6,423)	$ (118,776)

Net Loss Per Common Share		**	**
Basic and fully diluted	** Less than .01

WEIGHTED AVERAGE SHARES OUTSTANDING		7,491,350	7,491,350

The accompanying notes are an integral part of these financial statements.

Studio II Productions Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period May 6, 1996 (inception) through June 30, 2009

	Common Stock		Additional	Retained	Total
Par Value of $0.001			Paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity

Balance at May 6, 1996 (date of inception)	-	$ -	$ -	$ -	$ -
Net loss for the period	-	-	-	(1,500)	(1,500)
Balance December 31, 1996	-	-	-	(1,500)	(1,500)

Net loss for the year	-	-	-	(12,930)	(12,930)
Balance December 31, 1997	-	-	-	(14,430)	(14,430)

Common stock issued for cash	547,500	548	28,306		28,854
Net loss for the year	-	-	-	(13,835)	(13,835)
Balance December 31, 1998	547,500	548	28,306	(28,265)	589

Common stock issued for cash	169,000	169	1,981		2,150
Net loss for the year	-	-	-	(3,940)	(3,940)
Balance December 31, 1999	716,500	717	30,287	(32,205)	(1,201)

Common stock issued for cash	5,413,250	5,413	1,163		6,576
Net loss for the year	-	-	-	(5,727)	(5,727)
Balance December 31, 2000	6,129,750	6,130	31,450	(37,932)	(352)

Common stock issued for cash	157,600	157	5,291		5,448
Net loss for the year	-	-	-	(3,061)	(3,061)
Balance December 31, 2001	6,287,350	6,287	36,741	(40,993)	2,035

Common stock issued for cash	1,204,000	1,204	2,000		3,204
Net loss for the year	-	-	-	(2,884)	(2,884)
Balance December 31, 2002	7,491,350	7,491	38,741	(43,877)	2,355

Net loss for the year	-	-	-	(3,716)	(3,716)
Balance December 31, 2003	7,491,350	7,491	38,741	(47,593)	(1,361)

Net loss for the year	-	-	-	(6,500)	(6,500)
Balance December 31, 2004	7,491,350	7,491	38,741	(54,093)	(7,861)

Net loss for the year	-	-	-	(5,350)	(5,350)
Balance December 31, 2005	7,491,350	$ 7,491	$ 38,741	$ (59,443)	$ (13,211)

Net loss for the year	-	-	-	(200)	(200)
Balance December 31, 2006	7,491,350	$ 7,491	$ 38,741	$ (59,643)	$ (13,411)

Net loss for the period	-	-	-	(260)	(260)
Balance December 31, 2007	7,491,350	$ 7,491	$ 38,741	$ (59,903)	$ (13,671)

Net loss for the period	-	-	-	(19,310)	(19,310)
Balance March 31, 2008	7,491,350	$ 7,491	$ 38,741	$ (79,213)	$ (32,981)

Net loss for the period	-	-	-	(29,150)	(29,150)
Balance March 31, 2009	7,491,350	$ 7,491	$ 38,741	$ (108,363)	$ (62,131)

Net loss for the period	-	-	-	(10,413)	(10,413)
Balance June 30, 2009	7,491,350	$ 7,491	$ 38,741	$ (118,776)	$ (72,544)

The accompanying notes are an integral part of these financial statements.

Studio II Productions Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Period May 6, 1996 (inception) through June 30, 2009

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	Cumulative Amount from May 6, 1996 (inception) to June 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (10,413)	$ (6,423)	$ (118,776)
Accrued expenses	4,915	(2,300)	12,217
NET CASH USED IN OPERATING ACTIVITIES	(5,498)	(8,723)	(106,559)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-	-

Increase in payable to stockholder	5,498	8,723	60,327
Issuance of common stock	-	-	46,232
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,498	8,723	106,559

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS
Beginning of Year	-	-	-

End of Year	$ -	$ -	$ -

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

STUDIO II PRODUCTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (MAY 6, 1996) THROUGH JUNE 30, 2009

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

Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended June 30, 2009.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

STUDIO II PRODUCTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (MAY 6, 1996) THROUGH JUNE 30, 2009

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

Basic Loss per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at June 30, 2009 for purposes of computing fully diluted earnings per share.

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

STUDIO II PRODUCTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (MAY 6, 1996) THROUGH JUNE 30, 2009

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

Impact of New Accounting Standards

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America.  SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not believe SFAS No. 162 will have a significant impact on the Company’s financial statements.

In April 2009, the FASB issued FSP 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company is currently evaluating the potential impact of FSP 107-1 on its consolidated financial statement presentation and disclosures.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). SFAS No. 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. This standard is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s financial condition or results of operations. For the quarterly period ended June 30, 2009, the Company has considered subsequent events through July 31, 2009, which is the date its consolidated condensed financial statements were filed with the Securities and Exchange Commission on Form 10-Q.

STUDIO II PRODUCTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (MAY 6, 1996) THROUGH JUNE 30, 2009

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)”, which changes the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires companies to more frequently assess whether they must consolidate VIEs. This new standard is effective for us beginning on January 1, 2010. The Company is currently assessing the potential impacts, if any, on our consolidated condensed financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

NOTE 5 RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Amounts payable to the shareholder at June 30, 2009 was $60,327 and as of March 31, 2009 was $54,829.

NOTE 6 EQUITY

STUDIO II PRODUCTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (MAY 6, 1996) THROUGH JUNE 30, 2009

On April 16, 2009, the company increased its authorized shares of common stock from 10,000,000 shares to 100,000,000 shares. This change became effective on May 18, 2009.

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

For the fiscal year ending March 31, 2010, the Company expects to continue with its efforts to locate a suitable business acquisition candidate and to complete a business acquisition transaction. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.  During the next twelve (12) months, the Company will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934 as amended.  This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year.  Furthermore, once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.

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

Liquidity and Capital Resources

As of June 30, 2009, the Company’s balance sheet reflects total current assets of $nil and total current liabilities of $72,544. The Company has cash on hand of $nil and a deficit accumulated in the development stage of $118,776.  The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through the sale of securities.  As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is anticipated that the Company will continue to rely on its majority shareholder to pay expenses on its behalf at least until it is able to consummate a business transaction.  The majority shareholders are under no obligation to pay such expenses.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

STUDIO II PRODUCTIONS, INC.

By:  /S/ Cheung Ming

Cheung Ming, Principal Executive Officer

Date: August 14, 2009

By:  /S/ Cheung Ming

Cheung Ming, Principal Financial Officer

Date: August 14, 2009