Form 10-Q
period 2009-09-30
STUDIO II BRANDS INC
filed 2009-11-13
CIK 1081091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 0-51355

STUDIO II BRANDS, INC.

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

As of November 1, 2009 the Issuer had 3,745,676 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of Studio II Brands, Inc. (the "Company"), a Florida corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K, and all amendments thereto, for the fiscal period ended March 31, 2009.

STUDIO II BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED SEPTEMBER 30, 2009

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet	3

Statements of Operations	4

Statements of Stockholders’ Equity (Deficit)	5-6

Statements of Cash Flows	7

Notes to Unaudited Financial Statements	8-13

Studio II Brands, Inc.
(A Development Stage Company)
BALANCE SHEET
As of September 30, 2009 and March 31, 2009

	Unaudited	Audited
	September 30,	March 31,
ASSETS	2009	2009
CURRENTS ASSETS
Cash	$ -	$ -

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued Expenses	$ 7,307	$ 7,302
Payable to Stockholder	77,056	54,829
TOTAL CURRENT LIABILITIES	84,363	62,131

TOTAL LIABILITIES	$ 84,363	$ 62,131

STOCKHOLDERS' DEFICIT
Common Stock (100,000,000 shares authorized; Par value .001;
3,745,676 shares issued; 3,745,676 shares outstanding)	3,746	3,746
Additional paid in capital	42,486	42,486
Deficit accumulated during the development stage	(130,595)	(108,363)
TOTAL STOCKHOLDERS' DEFICIT	(84,363)	(62,131)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Studio II Brands, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Period May 6, 1996 (Inception) through September 30, 2009

	For the Three Months Ended September 30, 2009	For the Three Months Ended September 30, 2008	For the Six Months Ended September 30, 2009	For the Six Months Ended September 30, 2008	Cumulative Amount from May 6, 1996 (Inception) to September 30, 2009

REVENUES
Sales	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Administrative and General	11,819	4,039	22,232	10,462	130,595
TOTAL OPERATING EXPENSES	11,819	4,039	22,232	10,462	130,595

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES	(11,819)	(4,039)	(22,232)	(10,462)	(130,595)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET INCOME (LOSS)	$ (11,819)	$ (4,039)	$ (22,232)	$ (10,462)	$ (130,595)

Net Loss Per Common Share	**	**	**	**
Basic and fully diluted
** Less than .01

WEIGHTED AVERAGE SHARES OUTSTANDING	3,745,676	3,745,676	3,745,676	3,745,676

The accompanying notes are an integral part of these financial statements.

Studio II Brands Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period May 6, 1996 (Inception) through September 30, 2009

	Common Stock		Additional	Retained	Total
Par Value of $0.001			Paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity

Balance at May 6, 1996 (date of inception)	-	$ -	$ -	$ -	$ -
Net loss for the period	-	-	-	(1,500)	(1,500)
Balance December 31, 1996	-	-	-	(1,500)	(1,500)

Net loss for the year	-	-	-	(12,930)	(12,930)
Balance December 31, 1997	-	-	-	(14,430)	(14,430)

Common stock issued for cash	273,750	274	28,580	-	28,854
Net loss for the year	-	-	-	(13,835)	(13,835)
Balance December 31, 1998	273,750	274	28,580	(28,265)	589

Common stock issued for cash	84,500	85	2,065	-	2,150
Net loss for the year	-	-	-	(3,940)	(3,940)
Balance December 31, 1999	358,250	359	30,645	(32,205)	(1,201)

Common stock issued for cash	2,706,626	2,706	3,870	-	6,576
Net loss for the year	-	-	-	(5,727)	(5,727)
Balance December 31, 2000	3,064,876	3,065	34,515	(37,932)	(352)

Common stock issued for cash	78,800	79	5,369	-	5,448
Net loss for the year	-	-	-	(3,061)	(3,061)
Balance December 31, 2001	3,143,676	3,144	39,884	(40,993)	2,035

Common stock issued for cash	602,000	602	2,602	-	3,204
Net loss for the year	-	-	-	(2,884)	(2,884)
Balance December 31, 2002	3,745,676	3,746	42,486	(43,877)	2,355

Net loss for the year	-	-	-	(3,716)	(3,716)
Balance December 31, 2003	3,745,676	3,746	42,486	(47,593)	(1,361)

Net loss for the year	-	-	-	(6,500)	(6,500)
Balance December 31, 2004	3,745,676	3,746	42,486	(54,093)	(7,861)

Net loss for the year	-	-	-	(5,350)	(5,350)
Balance December 31, 2005	3,745,676	3,746	42,486	(59,443)	(13,211)

Net loss for the year	-	-	-	(200)	(200)
Balance December 31, 2006	3,745,676	3,746	42,486	(59,643)	(13,411)

Net loss for the period	-	-	-	(260)	(260)
Balance December 31, 2007	3,745,676	3,746	42,486	(59,903)	(13,671)

Net loss for the period	-	-	-	(19,310)	(19,310)
Balance March 31, 2008	3,745,676	3,746	42,486	(79,213)	(32,981)

Net loss for the period	-	-	-	(29,150)	(29,150)
Balance March 31, 2009	3,745,676	3,746	42,486	(108,363)	(62,131)

Net loss for the period	-	-	-	(10,413)	(10,413)
Balance June 30, 2009	3,745,676	3,746	42,486	(118,776)	(72,544)

Net loss for the period	-	-	-	(11,819)	(11,819)
Balance September 30, 2009	3,745,676	$ 3,746	$ 42,486	$ (130,595)	$ (84,363)

The accompanying notes are an integral part of these financial statements.

Studio II Brands Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Period May 6, 1996 (Inception) through September 30, 2009

	For the Six Months Ended September 30, 2009	For the Six Months Ended September 30, 2008	Cumulative Amount from May 6, 1996 (Inception) to September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (22,232)	$ (10,462)	$ (130,595)
Accrued expenses	5	(2,300)	7,307
NET CASH USED IN OPERATING ACTIVITIES	(22,227)	(12,762)	(123,288)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-	-

Increase in payable to stockholder	22,227	12,762	77,056
Issuance of common stock	-	-	46,232
NET CASH PROVIDED BY FINANCING ACTIVITIES	22,227	12,762	123,288

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	0	-

CASH AND CASH EQUIVALENTS
Beginning of Year	-	-	-

End of Year	$ -	$ -	$ -

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

STUDIO II BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (MAY 6, 1996) THROUGH SEPTEMBER 30, 2009

NOTE 1 ORGANIZATION

Studio II Brands, Inc. (a development stage enterprise) (the Company) was formed on May 6, 1996 in the State of Florida. The Company’s activities to date have been primarily directed towards the raising of capital and seeking business opportunities.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Development Stage Company

The Company has not earned any revenue from operations.  Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”, which was previously Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

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

Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended September 30, 2009.

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

STUDIO II BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (MAY 6, 1996) THROUGH SEPTEMBER 30, 2009

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

Basic Loss per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at September 30, 2009 for purposes of computing fully diluted earnings per share.

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

STUDIO II BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (MAY 6, 1996) THROUGH SEPTEMBER 30, 2009

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

Impact of New Accounting Standards

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s financial statements. The Company evaluated for subsequent events through the issuance date of the

STUDIO II BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (MAY 6, 1996) THROUGH SEPTEMBER 30, 2009

Company’s financial statements. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 “Intangibles — Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact the Company’s financial statements.

Noncontrolling Interests

(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009 and no longer records an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of buyout. Any excess or shortfall for buyouts of noncontrolling interests in mature restaurants is recognized as an adjustment to additional paid-in capital in stockholders’ equity. Any shortfall resulting from the early buyout of noncontrolling interests will continue to be recognized as a benefit in partner investment expense up to the initial amount recognized at the time of buy-in. Additionally, operating losses can be allocated to noncontrolling interests even when such allocation results in a deficit balance (i.e. book value can go negative).

The Company presents noncontrolling interests (previously shown as minority interest) as a component of equity on its consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statement, but is instead shown below net income under the heading “net income attributable to noncontrolling interests.” The adoption of SFAS No. 160 did not have any other material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities — Amended

(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities

STUDIO II BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (MAY 6, 1996) THROUGH SEPTEMBER 30, 2009

regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company will adopt SFAS No. 167 in fiscal 2010 and does not anticipate any material impact on the Company’s financial statements.

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

NOTE 5 RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Amounts payable to the shareholder at September 30, 2009 was $77,056 and as of March 31, 2009 was $54,829.

NOTE 6 EQUITY

On April 16, 2009, the Company increased its authorized shares of common stock from 10,000,000 shares to 100,000,000 shares. This change became effective on May 18, 2009.

STUDIO II BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (MAY 6, 1996) THROUGH SEPTEMBER 30, 2009

On June 10, 2009 the Company approved a 1-for-2 reverse stock split of the Company’s issued and outstanding common stock pursuant to which each of the 7,491,350 common shares will change.  The reverse stock split resulted in the common shares to be a total of 3,745,676 common shares.

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

Overview and Recent Developments

Studio II Brands, Inc. (fka Studio II Productions, Inc.) was incorporated under the laws of the State of Florida on May 6, 1996. To date, the Company's only activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate. The Company is currently a "shell" company with no or nominal operations and no or nominal assets. The Company’s current business plan is to identify, evaluate and investigate various companies with the intent that, if such investigation warrants, a reverse merger transaction be negotiated and completed pursuant to which the Company would acquire a target company with an operating business, with the intent of continuing the acquired company's business as a publicly held entity. The Company has limited capital with which to provide the owners of the target company with any significant cash or other assets and, as such, the Company will only be able to offer owners of a target company the opportunity to acquire a controlling ownership interest in the Company.

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

Liquidity and Capital Resources

As of September 30, 2009, the Company’s balance sheet reflects total current assets of $nil and total current liabilities of $84,363. The Company has cash on hand of $nil and a deficit accumulated in the development stage of $130,595.  The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through the sale of securities.  As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is anticipated that the Company will continue to rely on its majority shareholder to pay expenses on its behalf at least until it is able to consummate a business transaction.  The majority shareholder is under no obligation to pay such expenses.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

As reported on a Definitive Schedule 14C Information Statement filed with the Securities and Exchange commission on August 18, 2009, pursuant to written consents dated June 10, 2009 and August 4, 2009, the majority shareholder of the Company voted in favor of proposals submitted by the Board of Directors to change the Company’s name to “Studio II Brands, Inc.” and to complete a 1-for-2 reverse stock split.  Both the name change and the reverse split have become effective.  The name change to Studio II Brands, Inc.

became effective on September 11, 2009, when it was approved by the Florida Secretary of State.

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

STUDIO II BRANDS, INC.

By:  /S/ Cheung Ming

Cheung Ming, Principal Executive Officer

Date: November 13, 2009

By:  /S/ Cheung Ming

Cheung Ming, Principal Financial Officer

Date: November 13, 2009