Form 10-Q
period 2009-12-31
STUDIO II BRANDS INC
filed 2010-02-12
CIK 1081091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

As of February 1, 2010, the Issuer had 3,745,676 shares of common stock issued and outstanding.

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

PERIOD ENDED DECEMBER 31, 2009

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet	3

Statements of Operations	4

Statements of Stockholders’ Equity (Deficit)	5-6

Statements of Cash Flows	7

Notes to Unaudited Financial Statements	8-11

Studio II Brands, Inc.
(A Development Stage Company)
BALANCE SHEET
As of December 31, 2009 and March 31, 2009

	Unaudited	Audited
	December 31,	March 31,
ASSETS	2009	2009
CURRENTS ASSETS
Cash	$ -	$ -

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued Expenses	$ 1,489	$ 7,302
Payable to Stockholder	89,768	54,829
TOTAL CURRENT LIABILITIES	91,257	62,131

TOTAL LIABILITIES	$ 91,257	$ 62,131

STOCKHOLDERS' DEFICIT
Common Stock (100,000,000 shares authorized; Par value .001;
3,745,676 shares issued; 3,745,676 shares outstanding)	3,746	3,746
Additional paid in capital	42,486	42,486
Deficit accumulated during the development stage	(137,489)	(108,363)
TOTAL STOCKHOLDERS' DEFICIT	(91,257)	(62,131)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Studio II Brands, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Period May 6, 1996 (Inception) through December 31, 2009

		For the Three Months Ended December 31, 2009	For the Three Months Ended December 31, 2008	For the Nine Months Ended December 31, 2009	For the Nine Months Ended December 31, 2008	Cumulative Amount from May 6, 1996 (Inception) to December 31, 2009

REVENUES
Sales		$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Administrative and General		6,894	5,367	29,126	15,829	137,489
TOTAL OPERATING EXPENSES		6,894	5,367	29,126	15,829	137,489

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES		(6,894)	(5,367)	(29,126)	(15,829)	(137,489)

PROVISION FOR INCOME TAXES		-	-	-	-	-

NET INCOME (LOSS)		$ (6,894)	$ (5,367)	$ (29,126)	$ (15,829)	$ (137,489)

Net Loss Per Common Share		**	**	**	**
Basic and fully diluted	** Less than .01

WEIGHTED AVERAGE SHARES OUTSTANDING		3,745,676	3,745,676	3,745,676	3,745,676

The accompanying notes are an integral part of these financial statements.

Studio II Brands, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period May 6, 1996 (Inception) through December 31, 2009

	Common Stock		Additional	Retained	Total
Par Value of $0.001			Paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity

Balance at May 6, 1996 (date of inception)	-	$ -	$ -	$ -	$ -
Net loss for the period	-	-	-	(1,500)	(1,500)
Balance December 31, 1996	-	-	-	(1,500)	(1,500)

Net loss for the year	-	-	-	(12,930)	(12,930)
Balance December 31, 1997	-	-	-	(14,430)	(14,430)

Common stock issued for cash	273,750	274	28,580	-	28,854
Net loss for the year	-	-	-	(13,835)	(13,835)
Balance December 31, 1998	273,750	274	28,580	(28,265)	589

Common stock issued for cash	84,500	85	2,065	-	2,150
Net loss for the year	-	-	-	(3,940)	(3,940)
Balance December 31, 1999	358,250	359	30,645	(32,205)	(1,201)

Common stock issued for cash	2,706,626	2,706	3,870	-	6,576
Net loss for the year	-	-	-	(5,727)	(5,727)
Balance December 31, 2000	3,064,876	3,065	34,515	(37,932)	(352)

Common stock issued for cash	78,800	79	5,369	-	5,448
Net loss for the year	-	-	-	(3,061)	(3,061)
Balance December 31, 2001	3,143,676	3,144	39,884	(40,993)	2,035

Common stock issued for cash	602,000	602	2,602	-	3,204
Net loss for the year	-	-	-	(2,884)	(2,884)
Balance December 31, 2002	3,745,676	3,746	42,486	(43,877)	2,355

Net loss for the year	-	-	-	(3,716)	(3,716)
Balance December 31, 2003	3,745,676	3,746	42,486	(47,593)	(1,361)

Net loss for the year	-	-	-	(6,500)	(6,500)
Balance December 31, 2004	3,745,676	3,746	42,486	(54,093)	(7,861)

Net loss for the year	-	-	-	(5,350)	(5,350)
Balance December 31, 2005	3,745,676	3,746	42,486	(59,443)	(13,211)

Net loss for the year	-	-	-	(200)	(200)
Balance December 31, 2006	3,745,676	3,746	42,486	(59,643)	(13,411)

Net loss for the period	-	-	-	(260)	(260)
Balance December 31, 2007	3,745,676	3,746	42,486	(59,903)	(13,671)

Net loss for the period	-	-	-	(19,310)	(19,310)
Balance March 31, 2008	3,745,676	3,746	42,486	(79,213)	(32,981)

Net loss for the period	-	-	-	(29,150)	(29,150)
Balance March 31, 2009	3,745,676	3,746	42,486	(108,363)	(62,131)

Net loss for the period	-	-	-	(10,413)	(10,413)
Balance June 30, 2009	3,745,676	3,746	42,486	(118,776)	(72,544)

Net loss for the period	-	-	-	(11,819)	(11,819)
Balance September 30, 2009	3,745,676	$ 3,746	$ 42,486	$ (130,595)	$ (84,363)

Net loss for the period	-	-	-	(6,894)	(6,894)
Balance December 31, 2009	3,745,676	$ 3,746	$ 42,486	$ (137,489)	$ (91,257)

The accompanying notes are an integral part of these financial statements.

Studio II Brands, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Period May 6, 1996 (Inception) through December 31, 2009

	For the Nine Months Ended December 31,	For the Nine Months Ended December 31,	Cumulative Amount from May 6, 1996 (Inception) to December 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (29,126)	$ (15,829)	$ (137,489)
Accrued expenses	(5,813)	(1,763)	1,489
NET CASH USED IN OPERATING ACTIVITIES	(34,939)	(17,592)	(136,000)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-	-

Increase in payable to stockholder	34,939	17,592	89,768
Issuance of common stock	-	-	46,232
NET CASH PROVIDED BY FINANCING ACTIVITIES	34,939	17,592	136,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS
Beginning of Year	-	-	-

End of Year	$ -	$ -	$ -

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

STUDIO II BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (MAY 6, 1996) THROUGH DECEMBER 31, 2009

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

Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with ASC 740 “Income Taxes”, which includes SFAS No. 109 "Accounting for Income Taxes," which is clarified by FASB Interpretation ("FIN") 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended December 31, 2009.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

STUDIO II BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (MAY 6, 1996) THROUGH DECEMBER 31, 2009

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

Basic Loss per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at December 31, 2009 for purposes of computing fully diluted earnings per share.

Share-Based Payments

The Company adopted Statement of Financial Accounting standards (“SFAS”) No. 123 (Revised December 2004), “Share-Based Payment” (SFAS No. 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, employee stock purchases related to an employee stock purchase plan and restricted stock units based on estimated fair values of the awards over the requisite employee service period.  SFAS No. 123R is now included in ASC 718 “Compensation – Stock Compensation”. SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”, which the company previously followed in accounting for stock-base awards.  In March 2005, the SEC issued Staff Bulletin No. 107(“SAB No. 107”), to provide guidance on SFAS 123R.  The Company has applied SAB No. 107 in its adoption of SFAS No. 123R.

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

STUDIO II BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (MAY 6, 1996) THROUGH DECEMBER 31, 2009

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

Recently Issued Accounting Pronouncements

The company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Subsequent Events

We evaluated subsequent events through the date and time our financial statements were issued on February 9, 2010.

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

STUDIO II BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (MAY 6, 1996) THROUGH DECEMBER 31, 2009

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

NOTE 5 RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Amounts payable to the shareholder at December 31, 2009 was $89,768 and as of March 31, 2009 was $54,829.

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

For the next twelve months, including the remainder of the fiscal year ending March 31, 2010, the Company expects to continue with its efforts to locate a suitable business acquisition candidate and to complete a business acquisition transaction. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.  During the next twelve (12) months, the Company will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934 as amended.  This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year.  Furthermore, once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.

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

Liquidity and Capital Resources

As of December 31, 2009, the Company’s balance sheet reflects total current assets of $nil and total current liabilities of $91,257. The Company has cash on hand of $nil and a deficit accumulated in the development stage of $137,489.  The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through the sale of securities.  As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is anticipated that the Company will continue to rely on its majority shareholder to pay expenses on its behalf at least until it is able to consummate a business transaction.  The majority shareholder is under no obligation to pay such expenses.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters have been submitted to a vote of the security holders during the period covered by this report.

ITEM 5.

OTHER INFORMATION.

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

STUDIO II BRANDS, INC.

By:  /S/ Cheung Ming

Cheung Ming, Principal Executive Officer

Date: February 12, 2010

By:  /S/ Cheung Ming

Cheung Ming, Principal Financial Officer

Date: February 12, 2010