Form 10-K
period 2010-03-31
STUDIO II BRANDS INC
filed 2010-06-29
CIK 1081091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

STUDIO II BRANDS, INC.

(Name of small business in its charter)

Florida	0-50000	65-0664963
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

16/F Honest Motors Building, 9-11 Leighton Road, Causeway Bay, Hong Kong
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not  contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X]Yes [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00

As of June 1, 2010, Issuer had 3,745,676 shares of common stock issued and outstanding.

PART I

ITEM 1.

BUSINESS.

General

Studio II Brands, Inc. (the “Company”) was incorporated under the laws of the State of Florida on May 6, 1996.  To date, the Company’s only activities have been organizational ones, directed at developing its business plan and raising its initial capital.  The Company has not commenced any commercial operations.  The Company has no full-time employees and owns no real estate.

The Company is a “blank check” or “shell company”, whose business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

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

Administrative Offices

The Company maintains a mailing address at 16/F Honest Motors Building, 9-11 Leighton Road, Causeway Bay, Hong Kong.  Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future.  The Company pays no rent for the use of this mailing address.

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

ITEM 2.

 PROPERTIES.

The Company currently has no investments in real estate, real estate mortgages, or real estate securities.  The Company maintains a mailing address at 16/F Honest Motors Building, 9-11 Leighton Road, Causeway Bay, Hong Kong.  Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future.  The Company pays no rent for the use of this mailing address.  However, the policy of the Company with respect to investment in real estate assets could be changed in the future without a vote of security holders.

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

(REMOVED AND RESERVED)

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS PURCHASES OF EQUITY SECURITIES.

Market Information.

No public trading market exists for the Company's securities.

Holders.

As of March 31, 2010 there were 3,745,676 shares of common stock issued and outstanding and approximately 54 shareholders of record.

Dividends.

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended March 31, 2010 or 2009.  There are no restrictions on the common stock that limit the ability of us to pay dividends if declared by the Board of Directors and  the loan agreements and general security agreements covering the Company’s assets do not limit its ability to pay dividends.  The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes

ITEM 6.

SELECTED FINANCIAL DATA.

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

For the next twelve months, the Company expects to continue with its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.  During the next twelve (12) months, the Company will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934 as amended.  This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year.  Furthermore, once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.

No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings to raise additional capital through the sale or issuance of additional securities prior to the location of a merger or acquisition candidate.  Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.  Notwithstanding the foregoing, however, to the extent that additional funds are required, the Company anticipates that it will either continue to rely on its majority shareholder to pay expenses on its behalf, or it will seek to raise capital through the private placement of restricted securities.  The majority shareholder is under no obligation to pay such expenses.  If the Company is unable to raise additional funds, it will not be able to pursue its business plan.  In addition, in order to minimize the amount of additional cash which is required in order to carry out its business plan, the Company might seek to compensate certain service providers by issuances of stock in lieu of cash.

Liquidity and Capital Resources

As of March 31, 2010, the Company’s balance sheet reflects total assets of $nil and total current liabilities of $100,139.  The Company has cash on hand of $nil and a deficit accumulated in the development stage of $146,371.  The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through sale of securities.  As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is anticipated that the Company will continue to rely on its majority shareholders to pay expenses on its behalf at least until it is able to consummate a business transaction.  The majority shareholders are under no obligation to pay such expenses.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company required by Article 8 of Regulation S-X  are attached to this report.

STUDIO II BRANDS, INC.

 (A Development Stage Company)

AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED MARCH 31, 2010

Page
Report of Independent Registered Public Accounting Firm	12
Balance sheet	13
Statements of operations	14
Statements of stockholder’s equity/(deficit)	15 – 16
Statements of cash flows	17
Notes to financial statements	18 – 21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Studio II Brands, Inc.

We have audited the accompanying balance sheet of Studio II Brands, Inc. (a development stage enterprise)(the “Company”) as of March 31, 2010 and 2009 and the related statements of operations, stockholders’ equity/(deficit), and cash flows for the years then ended, and for the period May 6, 1996 (inception) through March 31, 2010. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements as of December 31, 2004 and for the year ended December 31, 2004 were audited by other auditors whose report dated March 21, 2005 expressed an unqualified opinion on those statements.  Our opinion on the statements of operations, cash flows and stockholders' deficit for the period since May 6, 1996 (Date of Inception) to March 31, 2010 insofar as it relates to amounts for the prior periods through December 31, 2004 is based on the report of the other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Studio II Brands, Inc. (a Florida corporation) as of March 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and the period May 6, 1996 (inception) through March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has been in the development stage since its inception (May 6, 1996) and suffered recurring losses that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lake & Associates CPA’s LLC

Lake & Associates CPA’s LLC

Schaumburg, Illinois

May 27, 2010

Studio II Brands, Inc.
(A Development Stage Company)
BALANCE SHEET
As of March 31, 2010 and 2009

ASSETS	2010	2009
CURRENTS ASSETS
Cash	$ -	$ -

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued Expenses	$ 5,470	$ 7,302
Payable to Stockholder (Note 5)	94,669	54,829
TOTAL CURRENT LIABILITIES	100,139	62,131

TOTAL LIABILITIES	$ 100,139	$ 62,131

STOCKHOLDERS' DEFICIT
Common Stock (100,000,000 shares authorized;Par value .001;
3,745,676 shares issued; 3,745,676 shares outstanding)	3,746	3,746
Addiitonal paid in capital	42,486	42,486
Deficit accumulated during the development stage	(146,371)	(108,363)
TOTAL STOCKHOLDERS' DEFICIT	(100,139)	(62,131)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Studio II Brands, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Period May 6, 1996 (Inception) through March 31, 2010

		For the Year Ended March 31, 2010	For the Year Ended March 31, 2009	Cumulative Amount from May 6, 1996 (Inception) to March 31, 2010
REVENUES
Sales		$ -	$ -	$ -

OPERATING EXPENSES
Administrative and General		38,008	29,150	146,371
TOTAL OPERATING EXPENSES		38,008	29,150	146,371

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES		(38,008)	(29,150)	(146,371)

PROVISION FOR INCOME TAXES		-	-	-

NET INCOME (LOSS)		$(38,008)	$ (29,150)	$ (146,371)

Net Loss Per Common Share		(0.01)	**
Basic and fully diluted	** Less than .01

WEIGHTED AVERAGE SHARES OUTSTANDING		3,745,676	3,745,676

The accompanying notes are an integral part of these financial statements.

Studio II Brands Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period May 6, 1996 (Inception) through March 31, 2010

	Common Stock		Additional	Retained	Total
Par Value of $0.001			Paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity

Balance at May 6, 1996 (date of inception)	-	$ -	$ -	$ -	$ -
Net loss for the period	-	-	-	(1,500)	(1,500)
Balance December 31, 1996	-	-	-	(1,500)	(1,500)

Net loss for the year	-	-	-	(12,930)	(12,930)
Balance December 31, 1997	-	-	-	(14,430)	(14,430)

Common stock issued for cash	273,750	274	28,580	-	28,854
Net loss for the year	-	-	-	(13,835)	(13,835)
Balance December 31, 1998	273,750	274	28,580	(28,265)	589

Common stock issued for cash	84,500	85	2,065	-	2,150
Net loss for the year	-	-	-	(3,940)	(3,940)
Balance December 31, 1999	358,250	359	30,645	(32,205)	(1,201)

Common stock issued for cash	2,706,626	2,706	3,870	-	6,576
Net loss for the year	-	-	-	(5,727)	(5,727)
Balance December 31, 2000	3,064,876	3,065	34,515	(37,932)	(352)

Common stock issued for cash	78,800	79	5,369	-	5,448
Net loss for the year	-	-	-	(3,061)	(3,061)
Balance December 31, 2001	3,143,676	3,144	39,884	(40,993)	2,035

Common stock issued for cash	602,000	602	2,602	-	3,204
Net loss for the year	-	-	-	(2,884)	(2,884)
Balance December 31, 2002	3,745,676	3,746	42,486	(43,877)	2,355

Net loss for the year	-	-	-	(3,716)	(3,716)
Balance December 31, 2003	3,745,676	3,746	42,486	(47,593)	(1,361)

Net loss for the year	-	-	-	(6,500)	(6,500)
Balance December 31, 2004	3,745,676	3,746	42,486	(54,093)	(7,861)

Net loss for the year	-	-	-	(5,350)	(5,350)
Balance December 31, 2005	3,745,676	3,746	42,486	(59,443)	(13,211)

Net loss for the year	-	-	-	(200)	(200)
Balance December 31, 2006	3,745,676	3,746	42,486	(59,643)	(13,411)

Net loss for the period	-	-	-	(260)	(260)
Balance December 31, 2007	3,745,676	3,746	42,486	(59,903)	(13,671)

Net loss for the period	-	-	-	(19,310)	(19,310)
Balance March 31, 2008	3,745,676	3,746	42,486	(79,213)	(32,981)

Net loss for the period	-	-	-	(29,150)	(29,150)
Balance March 31, 2009	3,745,676	3,746	42,486	(108,363)	(62,131)

Net loss for the period	-	-	-	(38,008)	(38,008)
Balance March 31, 2010	3,745,676	3,746	42,486	(146,371)	(100,139)

The accompanying notes are an integral part of these financial statements.

Studio II Brands Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Period May 6, 1996 (Inception) through March 31, 2010

	For the Year Ended March 31, 2010	For the Year Ended March 31, 2009	Cumulative Amount from May 6, 1996 (Inception) to March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (38,008)	$ (29,150)	$ (146,371)
Accrued expenses	(1,832)	4,302	5,470
NET CASH USED IN OPERATING ACTIVITIES	(39,840)	(24,848)	(140,901)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-	-

Increase in payable to stockholder	39,840	24,848	94,669
Issuance of common stock	-	-	46,232
NET CASH PROVIDED BY FINANCING ACTIVITIES	39,840	24,848	140,901

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS
Beginning of Year	-	-	-

End of Year	$ -	$ -	$ -

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

STUDIO II BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (MAY 6, 1996) THROUGH MARCH 31, 2010

NOTE 1 ORGANIZATION

Studio II Brands, Inc. (a development stage enterprise formerly known as Studion II Productions, Inc. and change became effective on September 11, 2009) (the Company) was formed on May 6, 1996 in the State of Florida. The Company’s activities to date have been primarily directed towards the raising of capital and seeking business opportunities.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Development Stage Company

The Company has not earned any revenue from operations.  Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”, which was previously Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity/(deficit)  and cash flows disclose activity since the date of the Company's inception.

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

Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended March 31, 2010.

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

Basic Loss per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at March 31, 2009 and March 31, 2010 for purposes of computing fully diluted earnings per share.

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

Subsequent Events

We evaluated subsequent events through the date and time our financial statements were issued on May 27, 2010.

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

There is no provision for income taxes due to continuing losses.  At March 31, 2010, the Company has net operating loss carryforwards for tax purposes of approximately $146,000, which expire through 2030.  The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

NOTE 5 RELATED PARTY TRANSACTIONS

A shareholder of the Company named Cheung Ming has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Amounts payable to the aforesaid shareholder at March 31, 2010 and 2009 was $94,669 and $54,829, respectively.

The Company does not lease or rent any property.  It does however maintain a mailing address that is provided without charge by an officer / shareholder.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6 EQUITY

On April 16, 2009, the Company increased its authorized shares of common stock from 10,000,000 shares to 100,000,000 shares. This change became effective on May 18, 2009.

On June 10, 2009 the Company approved a 1-for-2 reverse stock split of the Company’s issued and outstanding common stock pursuant to which each of the 7,491,350 common shares will change.  The reverse stock split resulted in the common shares to be a total of 3,745,676 common shares and became effective on September 22, 2009.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2010 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of March 31, 2010, the Company's internal control over financial reporting was effective.

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

There was no change in the Company's internal control over financial reporting during the last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

As of March 31, 2010, the directors and executive officers serving the Company were as follows:

Name	Age	Positions held
Cheung Ming	50	President, Chief Executive Officer, Chief Financial Officer, and Director
Cheung Sing	47	Director

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

Biographical Information

Cheung Ming - Mr. Cheung Ming is 50 years old.  Mr. Cheung Ming currently serves as the President, Chief Executive Officer, Chief Financial Officer and as a Director of the Company.  In addition to his work with the Company, Mr. Cheung Ming also serves as the Chief Executive Officer of Hengli & Liqi Furniture Limited, a Hong Kong corporation that specializes in furniture production.  Mr. Cheung Ming has worked with Hengli & Liqi Furniture since early 2007.  As the Chief Executive Officer of Hengli & Liqi Furniture, Mr. Cheung Ming is responsible for the overall business development of the company.  Prior to joining Hengli & Liqi Furniture, Mr. Cheung Ming served as a chief executive officer of a Hong Kong based retail company.  Mr. Cheung Ming has 25 years of experience in the area of retail business.

Cheung Sing – Mr. Cheung Sing is 47 years old.  Mr. Cheung Sing currently serves as a Director of the Company.  In addition to his work with the Company, from January 2003 to the present, Mr. Cheung Sing, has been the Vice President of Hengli & Liqi Furniture Limited which is located in Hong Kong and is in the business of manufacturing indoor furniture.  As Vice President of Hengli & Liqi, Mr. Cheung Sing is responsible for product developments, sales presentation, order executions and customer relations.  From June 2000 to December 2002, Mr. Cheung Sing served as the Director of Operations of China Merchandise Company Limited (CMCL) which is located in Ningbo, China and is in the business of manufacturing outdoor furniture.  As Director of Operations of CMCL, Mr. Cheung Sing was responsible for marketing and sales, order executions and the administration of the office in Ningbo.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, the Company believes that, as of March 31, 2010, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth, as of March 31, 2010, the ownership of each executive officer and director of the Registrant, and of all executive officers and directors of the Registrant as a group, and each person known by the Registrant to be a beneficial owner of 5% or more of its common stock. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Registrant except as may be otherwise noted.

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Cheung Ming (1) 16/F Honest Motors Building, 9-11 Leighton Road, Causeway, Hong Kong	3,273,000	87.38%
Common	Cheung Sing (1) 16/F Honest Motors Building, 9-11 Leighton Road, Causeway, Hong Kong	0	0.00%
Common	All directors and executive officers (2 persons)	3,273,000	87.38%

(1)

 The person listed was an officer, a director, or both, of the Company as of March 31, 2010.

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

The Company does not maintain an office, but it does maintain a mailing address at 16/F Honest Motors Building, 9-11 Leighton Road, Causeway Bay, Hong Kong, for which it pays no rent, and for which it does not anticipate paying rent in the future. It is likely that the Company will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.

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

Based upon the foregoing criteria, our Board of Directors has determined that both Cheung Ming and Cheung Sing are not  independent directors under these rules as Cheung Ming is employed as an officer of the Company, and Cheung Sing is a family member of Cheung Ming.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by Lake and Associates CPAs LLC for audit of the Company's financial statements for the fiscal year ended March 31, 2010 were $3,500 and $3,500 for the fiscal year ended March 31, 2009.

Audit Related Fees

(2)

Lake and Associates CPAs LLC did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended March 31, 2010 and 2009.

Tax Fees

(2)

The aggregate fees billed by Lake and Associates CPAs LLC for tax compliance, advice and planning were $0.00 for the fiscal years ended March 31, 2010 and 2009.

All Other Fees

 (4)

Lake and Associates CPAs LLC did not bill the Company for any products and services other than the foregoing during the fiscal years ended March 31, 2010 and 2009.

Audit Committee=s Pre-approval Policies and Procedures

(5)

Studio II Brands, Inc., a blind pool reporting company which is not yet publicly traded, does not have an audit committee per se. The current board of directors functions as the audit committee.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Audited Financial Statements for Fiscal Year Ended March 31, 2010.

(b)

Exhibits.

3(i)

Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on September 12, 2002).

3(ii)

Certificate of Amendment to Articles of Incorporation (incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on September 22, 2009).

3(iii)

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

By:  /S/ Cheung Ming

Cheung Ming, Chief Executive Officer, Chief Financial Officer

Date: June 29, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Cheung Ming

Cheung Ming, Chief Executive Officer, Chief Financial Officer, Director

Date: June 29, 2010

By:  /S/ Cheung Sing

Cheung Sing, Director

Date: June 29, 2010