Form 10-Q
period 2010-06-30
STUDIO II BRANDS INC
filed 2010-08-13
CIK 1081091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 1, 2010, the Issuer had 3,745,676 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of Studio II Brands, Inc. (the "Company"), a Florida corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K, and all amendments thereto, for the fiscal period ended March 31, 2010.

STUDIO II BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED JUNE 30, 2010

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet	3

Statements of Operations	4

Statements of Stockholders’ Equity (Deficit)	5-6

Statements of Cash Flows	7

Notes to Unaudited Financial Statements	8-11

Studio II Brands, Inc.
(A Development Stage Company)
BALANCE SHEET
As of June 30, 2010 and Mar 31, 2010

	Unaudited	Audited
	June 30,	Mar 31,
ASSETS	2010	2010
CURRENTS ASSETS
Cash	$ -	$ -

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued Expenses	$ 750	$ 5,470
Payable to Stockholder	101,276	94,669
TOTAL CURRENT LIABILITIES	102,026	100,139

TOTAL LIABILITIES	$ 102,026	$ 100,139

STOCKHOLDERS' DEFICIT
Common Stock (100,000,000 shares authorized; Par value .001;
3,745,676 shares issued; 3,745,676 shares outstanding)	3,746	3,746
Additional paid in capital	42,486	42,486
Deficit accumulated during the development stage	(148,258)	(146,371)
TOTAL STOCKHOLDERS' DEFICIT	(102,026)	(100,139)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 0	$ 0

The accompanying notes are an integral part of these financial statements.

Studio II Brands, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Period May 6, 1996 (Inception) through June 30, 2010

		For the Three Months Ended June 30, 2010	For the Three Months Ended June 30, 2009	Cumulative Amount from May 6, 1996 (inception) to June 30, 2010
REVENUES
Sales		$ -	$ -	$ -

OPERATING EXPENSES
Administrative and General		1,887	10,413	148,258
TOTAL OPERATING EXPENSES		1,887	10,413	148,258

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES		(1,887)	(10,413)	(148,258)

PROVISION FOR INCOME TAXES		-	-	-

NET INCOME (LOSS)		$ (1,887)	$ (10,413)	$ (148,258)

Net Loss Per Common Share		**	**
Basic and fully diluted	** Less than .01

WEIGHTED AVERAGE SHARES OUTSTANDING		3,745,676	3,745,676

The accompanying notes are an integral part of these financial statements.

Studio II Brands Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period May 6, 1996 (Inception) through June 30, 2010

	Common Stock		Additional	Retained	Total
Par Value of $0.001			Paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity

Balance at May 6, 1996 (date of inception)	-	$ -	$ -	$ -	$ -
Net loss for the period	-	-	-	(1,500)	(1,500)
Balance December 31, 1996	-	-	-	(1,500)	(1,500)

Net loss for the year	-	-	-	(12,930)	(12,930)
Balance December 31, 1997	-	-	-	(14,430)	(14,430)

Common stock issued for cash	273,750	274	28,580	-	28,854
Net loss for the year	-	-	-	(13,835)	(13,835)
Balance December 31, 1998	273,750	274	28,580	(28,265)	589

Common stock issued for cash	84,500	85	2,065	-	2,150
Net loss for the year	-	-	-	(3,940)	(3,940)
Balance December 31, 1999	358,250	359	30,645	(32,205)	(1,201)

Common stock issued for cash	2,706,626	2,706	3,870	-	6,576
Net loss for the year	-	-	-	(5,727)	(5,727)
Balance December 31, 2000	3,064,876	3,065	34,515	(37,932)	(352)

Common stock issued for cash	78,800	79	5,369	-	5,448
Net loss for the year	-	-	-	(3,061)	(3,061)
Balance December 31, 2001	3,143,676	3,144	39,884	(40,993)	2,035

Common stock issued for cash	602,000	602	2,602	-	3,204
Net loss for the year	-	-	-	(2,884)	(2,884)
Balance December 31, 2002	3,745,676	3,746	42,486	(43,877)	2,355

Net loss for the year	-	-	-	(3,716)	(3,716)
Balance December 31, 2003	3,745,676	3,746	42,486	(47,593)	(1,361)

Net loss for the year	-	-	-	(6,500)	(6,500)
Balance December 31, 2004	3,745,676	3,746	42,486	(54,093)	(7,861)

Net loss for the year	-	-	-	(5,350)	(5,350)
Balance December 31, 2005	3,745,676	3,746	42,486	(59,443)	(13,211)

Net loss for the year	-	-	-	(200)	(200)
Balance December 31, 2006	3,745,676	3,746	42,486	(59,643)	(13,411)

Net loss for the year	-	-	-	(260)	(260)

Balance December 31, 2007	3,745,676	3,746	42,486	(59,903)	(13,671)

Net loss for the period	-	-	-	(19,310)	(19,310)
Balance March 31, 2008	3,745,676	3,746	42,486	(79,213)	(32,981)

Net loss for the year	-	-	-	(29,150)	(29,150)
Balance March 31, 2009	3,745,676	3,746	42,486	(108,363)	(62,131)

Net loss for the year	-	-	-	(38,008)	(38,008)
Balance March 31, 2010	3,745,676	3,746	42,486	(146,371)	(100,139)

Net loss for the period	-	-	-	(1,887)	(1,887)
Balance June 30, 2010	3,745,676	3,746	42,486	(148,258)	(102,026)

The accompanying notes are an integral part of these financial statements.

Studio II Brands Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Period May 6, 1996 (Inception) through June 30, 2010

	For the Three Months Ended June 30, 2010	For the Three Months Ended June 30, 2009	Cumulative Amount from May 6, 1996 (inception) to June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (1,887)	$ (10,413)	$ (148,258)
Accrued expenses	(4,720)	4,915	750
NET CASH USED IN OPERATING ACTIVITIES	(6,607)	(5,498)	(147,508)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-	-

Increase in payable to stockholder	6,607	5,498	101,276
Issuance of common stock	-	-	46,232
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,607	5,498	147,508

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS
Beginning of Year	-	-	-

End of Year	$ -	$ -	$ -

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

STUDIO II BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (MAY 6, 1996) THROUGH JUNE 30, 2010

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

Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended June 30, 2010.

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

Basic Loss per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at June 30, 2010 and June 30, 2009for purposes of computing fully diluted earnings per share.

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

Subsequent Events

We evaluated subsequent events through the date and time our financial statements were issued on August 9, 2010.

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

There is no provision for income taxes due to continuing losses.  At June 30, 2010, the Company has net operating loss carryforwards for tax purposes of approximately $148,000, which expire through 2030.  The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

NOTE 5 RELATED PARTY TRANSACTIONS

A shareholder of the Company named Cheung Ming has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Amounts payable to the aforesaid shareholder at June 30, 2010 and March 31, 2010 was $101,276 and $94,669, respectively.

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

For the next twelve months, including the remainder of the fiscal year ending March 31, 2011, the Company expects to continue with its efforts to locate a suitable business acquisition candidate and to complete a business acquisition transaction. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.  During the next twelve (12) months, the Company will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934 as amended.  This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year.  Furthermore, once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no operations or revenues, has used cash flows in operations of $147,508 from inception of May 6, 1996 to June 30, 2010 and has an accumulated deficit of $148,258 through June 30, 2010.  This raises substantial doubt about our ability to continue as a going concern, as expressed in the opinion on our financial statements included in this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

We have not yet established any source of revenues sufficient to cover our operating costs and allow us to continue as a going concern.  Our ability to continue as a going concern is dependent on us obtaining adequate capital or loans to fund operating losses until we become profitable.  If we are unable to obtain adequate capital or loans, we could be forced to cease operations.  There can be no assurance that we will operate at a profit or additional debt or equity financing will be available, or if available, can be obtained on satisfactory terms.

Critical Accounting Policies and Estimates

A summary of significant accounting policies is provided in Note 1 to our financial statements included in our filing on the Form 10-K Statement with the SEC on June 29, 2010.  Our sole officer and director believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

The preparation of financial statements in conformity with generally accepted accounting principles requires our sole officer and director to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will differ from those estimates.

Plan of Operation

The Company was incorporated in Florida on May 6, 1996.  We intend to serve as a vehicle to effect an acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business.  Since our inception, we have not commenced any formal business operations and all activity to date has related to the Company’s formation, capital stock issuance, professional fees with regard to the subject matter of the filings with the SEC and identification of businesses.

Summary of Consolidated Condensed Results of Operations

Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results operations.

Results for the Quarter Ended June 30, 2010 and May 6, 1996 (Inception) through June 30, 2010

Revenues. The Company’s revenues for the periods ended June 30, 2010 and May 6, 1996 (inception) through June 30, 2010 were $0.  No revenues occurred during these periods because there were no sales.

Cost of Revenues.  The Company’s cost of revenues for the periods ended June 30, 2010 and May 6, 1996 (inception) through June 30, 2010 were $0.  There were no costs of revenues because no sales were made by the Company.

Gross Profit/Loss. The Company’s gross profit/loss for the period ended June 30, 2010 and May 6, 1996 (inception) through June 30, 2010 was $0.  No gross profit/loss occurred during these periods because there were no sales.

General and Administrative Expenses. General and administrative expenses for the period ended June 30, 2010 and from May 6,1996 (inception) through June 30, 2010 were $1,887 and $148,258, respectively.  General and administrative expenses consisted primarily of professional service fees.

Net Loss. Net loss for the periods ended June 30, 2010 and from May 6, 1996 (inception) through June 30, 2010 was $(1,887) and $(148,258), respectively.  The net loss was related to general and administrative expenses and no revenues for the periods indicated.

For the period of May 6, 1996 (inception) through June 30, 2010, we had an accumulated deficit of $(148,258).

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

As of June 30, 2010, the Company’s balance sheet reflects total current assets of $nil and total current liabilities of $102,026. The Company has cash on hand of $nil and a deficit accumulated in the development stage of $148,258.  The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through the sale of securities.  As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is anticipated that the Company will continue to rely on its majority shareholder to pay expenses on its behalf at least until it is able to consummate a business transaction.  The majority shareholder is under no obligation to pay such expenses.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(REMOVED AND RESERVED).

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

STUDIO II BRANDS, INC.

By:  /S/ Cheung Ming

Cheung Ming, Chief Executive Officer

Date: August 13, 2010

By:  /S/ Cheung Ming

Cheung Ming, Chief Financial Officer

Date: August 13, 2010