Form 10-Q
period 2010-09-30
STUDIO II BRANDS INC
filed 2010-11-02
CIK 1081091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 29, 2010, the Issuer had 3,745,676 shares of common stock issued and outstanding.

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

PERIOD ENDED SEPTEMBER 30, 2010

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet	3

Statements of Operations	4

Statements of Stockholders’ Equity (Deficit)	5-6

Statements of Cash Flows	7

Notes to Unaudited Financial Statements	8-11

Studio II Brands, Inc.
(A Development Stage Company)
BALANCE SHEET
As of September 30, 2010 and Mar 31, 2010

	Unaudited	Audited
	Sep 30,	Mar 31,
ASSETS	2010	2010
CURRENTS ASSETS
Cash	$ -	$ -

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued Expenses	$ 6,881	$ 5,470
Payable to Stockholder	102,026	94,669
TOTAL CURRENT LIABILITIES	108,907	100,139

TOTAL LIABILITIES	$ 108,907	$ 100,139

STOCKHOLDERS' DEFICIT
Common Stock (100,000,000 shares authorized; Par value .001;
3,745,676 shares issued; 3,745,676 shares outstanding)	3,746	3,746
Additional paid in capital	42,486	42,486
Deficit accumulated during the development stage	(155,139)	(146,371)
TOTAL STOCKHOLDERS' DEFICIT	(108,907)	(100,139)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 0	$ 0

The accompanying notes are an integral part of these financial statements.

Studio II Brands, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Period May 6, 1996 (Inception) through September 30, 2010

		For the Three Months Ended Sep 30, 2010	For the Three Months Ended Sep 30, 2009	For the Six Months Ended Sep 30, 2010	For the Six Months Ended Sep 30, 2009	Cumulative Amount from May 6, 1996 (inception) to Sep 30, 2010
REVENUES
Sales		$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Administrative and General		6,881	11,819	8,768	22,232	155,139
TOTAL OPERATING EXPENSES		6,881	11,819	8,768	22,232	155,139

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES		(6,881)	(11,819)	(8,768)	(22,232)	(155,139)

PROVISION FOR INCOME TAXES		-	-	-	-	-

NET INCOME (LOSS)		$ (6,881)	$ (11,819)	$ (8,768)	$ (22,232)	$ (155,139)

Net Loss Per Common Share		**	**	**	**
Basic and fully diluted	** Less than .01

WEIGHTED AVERAGE SHARES OUTSTANDING		3,745,676	3,745,676	3,745,676	3,745,676

The accompanying notes are an integral part of these financial statements.

Studio II Brands Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period May 6, 1996 (Inception) through September 30, 2010

	Common Stock		Additional	Retained	Total
Par Value of $0.001			Paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity

Balance at May 6, 1996 (date of inception)	-	$ -	$ -	$ -	$ -
Net loss for the period	-	-	-	(1,500)	(1,500)
Balance December 31, 1996	-	-	-	(1,500)	(1,500)

Net loss for the year	-	-	-	(12,930)	(12,930)
Balance December 31, 1997	-	-	-	(14,430)	(14,430)

Common stock issued for cash	273,750	274	28,580	-	28,854
Net loss for the year	-	-	-	(13,835)	(13,835)
Balance December 31, 1998	273,750	274	28,580	(28,265)	589

Common stock issued for cash	84,500	85	2,065	-	2,150
Net loss for the year	-	-	-	(3,940)	(3,940)
Balance December 31, 1999	358,250	359	30,645	(32,205)	(1,201)

Common stock issued for cash	2,706,626	2,706	3,870	-	6,576
Net loss for the year	-	-	-	(5,727)	(5,727)
Balance December 31, 2000	3,064,876	3,065	34,515	(37,932)	(352)

Common stock issued for cash	78,800	79	5,369	-	5,448
Net loss for the year	-	-	-	(3,061)	(3,061)
Balance December 31, 2001	3,143,676	3,144	39,884	(40,993)	2,035

Common stock issued for cash	602,000	602	2,602	-	3,204
Net loss for the year	-	-	-	(2,884)	(2,884)
Balance December 31, 2002	3,745,676	3,746	42,486	(43,877)	2,355

Net loss for the year	-	-	-	(3,716)	(3,716)
Balance December 31, 2003	3,745,676	3,746	42,486	(47,593)	(1,361)

Net loss for the year	-	-	-	(6,500)	(6,500)
Balance December 31, 2004	3,745,676	3,746	42,486	(54,093)	(7,861)

Net loss for the year	-	-	-	(5,350)	(5,350)
Balance December 31, 2005	3,745,676	3,746	42,486	(59,443)	(13,211)

Net loss for the year	-	-	-	(200)	(200)

Balance December 31, 2006	3,745,676	3,746	42,486	(59,643)	(13,411)

Net loss for the year	-	-	-	(260)	(260)
Balance December 31, 2007	3,745,676	3,746	42,486	(59,903)	(13,671)

Net loss for the period	-	-	-	(19,310)	(19,310)
Balance March 31, 2008	3,745,676	3,746	42,486	(79,213)	(32,981)

Net loss for the year	-	-	-	(29,150)	(29,150)
Balance March 31, 2009	3,745,676	3,746	42,486	(108,363)	(62,131)

Net loss for the year	-	-	-	(38,008)	(38,008)
Balance March 31, 2010	3,745,676	3,746	42,486	(146,371)	(100,139)

Net loss for the period	-	-	-	(1,887)	(1,887)
Balance June 30, 2010	3,745,676	3,746	42,486	(148,258)	(102,026)

Net loss for the period	-	-	-	(6,881)	(6,881)
Balance Sep 30, 2010	3,745,676	3,746	42,486	(155,139)	(108,907)

The accompanying notes are an integral part of these financial statements.

Studio II Brands Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Period May 6, 1996 (Inception) through September 30, 2010

	For the Six Months Ended September 30, 2010	For the Six Months Ended September 30, 2009	Cumulative Amount from May 6, 1996 (inception) to September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (8,768)	$ (22,232)	$ (155,139)
Accrued expenses	1,411	5	6,881
NET CASH USED IN OPERATING ACTIVITIES	(7,357)	(22,227)	(148,258)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-	-

Increase in payable to stockholder	7,357	22,227	102,026
Issuance of common stock	-	-	46,232
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,357	22,227	148,258

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS
Beginning of Year	-	-	-

End of Year	$ -	$ -	$ -

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

STUDIO II BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (MAY 6, 1996) THROUGH SEPTEMBER 30, 2010

NOTE 1 ORGANIZATION

Studio II Brands, Inc. (a development stage enterprise) (the Company) was formed on May 6, 1996 in the State of Florida. The Company’s activities to date have been primarily directed towards the raising of capital and seeking business opportunities.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Development Stage Company

The Company has not earned any revenue from operations.  Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”, which was previously Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity/(deficit)  and cash flows disclose activity since the date of the Company's inception.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended September 30, 2010.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

STUDIO II BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (MAY 6, 1996) THROUGH SEPTEMBER 30, 2010

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

Basic Loss per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at September 30, 2010 and September 30, 2009 for purposes of computing fully diluted earnings per share.

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

STUDIO II BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (MAY 6, 1996) THROUGH SEPTEMBER 30, 2010

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

Subsequent Events

We evaluated subsequent events through the issuance date of our financial statements.  No recognized or non-recognized subsequent events were noted.

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

STUDIO II BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (MAY 6, 1996) THROUGH SEPTEMBER 30, 2010

income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

There is no provision for income taxes due to continuing losses.  At September 30, 2010, the Company has net operating loss carryforwards for tax purposes of approximately $155,000, which expire through 2030.  The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

NOTE 5 RELATED PARTY TRANSACTIONS

A shareholder of the Company named Cheung Ming has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Amounts payable to the aforesaid shareholder at September 30, 2010 and March 31, 2010 was $102,026 and $94,669, respectively.

The Company does not lease or rent any property.  It does however maintain a mailing address that is provided without charge by an officer / shareholder.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

ITEM. 2.

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no operations or revenues, has used cash flows in operations of $148,258 from inception of May 6, 1996 to September 30, 2010 and has an accumulated deficit of $155,139 through September 30, 2010.  This raises substantial doubt about our ability to continue as a going concern, as expressed in the opinion on our financial statements included in this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Results for the Quarter Ended September 30, 2010 and May 6, 1996 (Inception) through September 30, 2010

Revenues. The Company’s revenues for the periods ended September 30, 2010 and May 6, 1996 (inception) through September 30, 2010 were $0.  No revenues occurred during these periods because there were no sales.

Cost of Revenues.  The Company’s cost of revenues for the periods ended September 30, 2010 and May 6, 1996 (inception) through September 30, 2010 were $0.  There were no costs of revenues because no sales were made by the Company.

Gross Profit/Loss. The Company’s gross profit/loss for the period ended September 30, 2010 and May 6, 1996 (inception) through September 30, 2010 was $0.  No gross profit/loss occurred during these periods because there were no sales.

General and Administrative Expenses. General and administrative expenses for the period ended September 30, 2010 and from May 6, 1996 (inception) through September 30, 2010 were $8,768 and $155,139, respectively.  General and administrative expenses consisted primarily of professional service fees.

Net Loss. Net loss for the periods ended September 30, 2010 and from May 6, 1996 (inception) through September 30, 2010 was $(8,768) and $(155,139), respectively.  The net loss was related to general and administrative expenses and no revenues for the periods indicated.

For the period of May 6, 1996 (inception) through September 30, 2010, we had an accumulated deficit of $(155,139).

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

As of September 30, 2010, the Company’s balance sheet reflects total current assets of $nil and total current liabilities of $108,907. The Company has cash on hand of $nil and a deficit accumulated in the development stage of $155,139.  The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through the sale of securities.  As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is anticipated that the Company will continue to rely on its majority shareholder to pay expenses on its behalf at least until it is able to consummate a business transaction.  The majority shareholder is under no obligation to pay such expenses.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

STUDIO II BRANDS, INC.

By:  /S/ Cheung Ming

Cheung Ming, Chief Executive Officer

Date: October 29, 2010

By:  /S/ Cheung Ming

Cheung Ming, Chief Financial Officer

Date: October 29, 2010