Form 10-Q
period 2010-12-31
STUDIO II BRANDS INC
filed 2011-02-14
CIK 1081091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of February 10, 2011, the Issuer had 11,899,276 shares of common stock issued and outstanding.

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

PERIOD ENDED DECEMBER 31, 2010

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet	3

Statements of Operations	4

Statements of Stockholders’ Equity (Deficit)	5-6

Statements of Cash Flows	7

Notes to Unaudited Financial Statements	8-11

Studio II Brands, Inc.
(A Development Stage Company)
BALANCE SHEET
As of December 31, 2010 and Mar 31, 2010

	Unaudited	Audited
	December 31,	March 31,
ASSETS	2010	2010
CURRENTS ASSETS
Cash	$ 5,863	$ -

TOTAL ASSETS	$ 5,863	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued Expenses	$ 4,676	$ 5,470
Payable to Stockholder	127,012	94,669
TOTAL CURRENT LIABILITIES	131,688	100,139

TOTAL LIABILITIES	$ 131,688	$ 100,139

STOCKHOLDERS' DEFICIT
Common Stock (100,000,000 shares authorized; Par value .001;
9,608,176 shares issued and outstanding at December 31, 2010
3,745,676 shares issued and outstanding at March 31, 2010)	9,609	3,746
Additional paid in capital	42,486	42,486
Deficit accumulated during the development stage	(177,920)	(146,371)
TOTAL STOCKHOLDERS' DEFICIT	(125,825)	(100,139)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 5,863	$ 0

The accompanying notes are an integral part of these financial statements.

Studio II Brands, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Period May 6, 1996 (Inception) through December 31, 2010

		For the Three Months Ended December 31, 2010	For the Three Months Ended December 31, 2009	For the Nine Months Ended December 31, 2010	For the Nine Months Ended December 31, 2009	Cumulative Amount from May 6, 1996 (inception) to December 31, 2010
	REVENUES
	Sales	$ -	$ -	$ -	$ -	$ -

	OPERATING EXPENSES
	Administrative and General	22,781	6,894	31,549	29,126	177,920
	TOTAL OPERATING EXPENSES	22,781	6,894	31,549	29,126	177,920

	NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES	(22,781)	(6,894)	(31,549)	(29,126)	(177,920)

	PROVISION FOR INCOME TAXES	-	-	-	-	-

	NET INCOME (LOSS)	$ (22,781)	$ (6,894)	$ (31,549)	$ (29,126)	$ (177,920)

	Net Loss Per Common Share	**	**	**	**
Basic and fully diluted	** Less than .01

	WEIGHTED AVERAGE SHARES OUTSTANDING	6,422,035	3,745,676	4,641,040	3,745,676

The accompanying notes are an integral part of these financial statements.

Studio II Brands Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period May 6, 1996 (Inception) through December 31, 2010

	Common Stock		Additional	Retained	Total
Par Value of $0.001			Paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity/(Deficit)

Balance at May 6, 1996 (date of inception)	-	$ -	$ -	$ -	$ -
Net loss for the period	-	-	-	(1,500)	(1,500)
Balance December 31, 1996	-	-	-	(1,500)	(1,500)

Net loss for the year	-	-	-	(12,930)	(12,930)
Balance December 31, 1997	-	-	-	(14,430)	(14,430)

Common stock issued for cash	273,750	274	28,580	-	28,854
Net loss for the year	-	-	-	(13,835)	(13,835)
Balance December 31, 1998	273,750	274	28,580	(28,265)	589

Common stock issued for cash	84,500	85	2,065	-	2,150
Net loss for the year	-	-	-	(3,940)	(3,940)
Balance December 31, 1999	358,250	359	30,645	(32,205)	(1,201)

Common stock issued for cash	2,706,626	2,706	3,870	-	6,576
Net loss for the year	-	-	-	(5,727)	(5,727)
Balance December 31, 2000	3,064,876	3,065	34,515	(37,932)	(352)

Common stock issued for cash	78,800	79	5,369	-	5,448
Net loss for the year	-	-	-	(3,061)	(3,061)
Balance December 31, 2001	3,143,676	3,144	39,884	(40,993)	2,035

Common stock issued for cash	602,000	602	2,602	-	3,204
Net loss for the year	-	-	-	(2,884)	(2,884)
Balance December 31, 2002	3,745,676	3,746	42,486	(43,877)	2,355

Net loss for the year	-	-	-	(3,716)	(3,716)
Balance December 31, 2003	3,745,676	3,746	42,486	(47,593)	(1,361)

Net loss for the year	-	-	-	(6,500)	(6,500)
Balance December 31, 2004	3,745,676	3,746	42,486	(54,093)	(7,861)

Net loss for the year	-	-	-	(5,350)	(5,350)
Balance December 31, 2005	3,745,676	3,746	42,486	(59,443)	(13,211)

Net loss for the year	-	-	-	(200)	(200)
Balance December 31, 2006	3,745,676	3,746	42,486	(59,643)	(13,411)

Net loss for the year	-	-	-	(260)	(260)
Balance December 31, 2007	3,745,676	3,746	42,486	(59,903)	(13,671)

Net loss for the period	-	-	-	(19,310)	(19,310)
Balance March 31, 2008	3,745,676	3,746	42,486	(79,213)	(32,981)

Net loss for the year	-	-	-	(29,150)	(29,150)
Balance March 31, 2009	3,745,676	3,746	42,486	(108,363)	(62,131)

Net loss for the year	-	-	-	(38,008)	(38,008)
Balance March 31, 2010	3,745,676	3,746	42,486	(146,371)	(100,139)

Net loss for the period	-	-	-	(1,887)	(1,887)
Balance June 30, 2010	3,745,676	3,746	42,486	(148,258)	(102,026)

Net loss for the period	-	-	-	(6,881)	(6,881)
Balance Sep 30, 2010	3,745,676	3,746	42,486	(155,139)	(108,907)

Share issued for cash at Nov 19, 2010	5,862,500	5,863			5,863
Net loss for the period	-	-	-	(22,781)	(22,781)
Balance Dec 31, 2010	9,608,176	9,609	42,486	(177,920)	(125,825)

The accompanying notes are an integral part of these financial statements.

Studio II Brands Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Period May 6, 1996 (Inception) through December 31, 2010

	For the Nine Months December 31, 2010	For the Nine Months Ended December 31, 2009	Cumulative Amount from May 6, 1996 (inception) to December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (31,549)	$ (29,126)	$ (177,920)
Accrued expenses	(794)	(5,813)	4,676
NET CASH USED IN OPERATING ACTIVITIES	(32,343)	(34,939)	(173,244)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-	-

Increase in payable to stockholder	32,343	34,939	127,012
Issuance of common stock	5,863	-	52,095
NET CASH PROVIDED BY FINANCING ACTIVITIES	38,206	34,939	179,107

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,863	-	5,863

CASH AND CASH EQUIVALENTS
Beginning of Year	-	-	-

End of Year	$ 5,863	$ -	$ 5,863

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

STUDIO II BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (MAY 6, 1996) THROUGH DECEMBER 31, 2010

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

Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended December 31, 2010.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

STUDIO II BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (MAY 6, 1996) THROUGH DECEMBER 31, 2010

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

Basic Loss per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at December 31, 2010 and December 31, 2009 for purposes of computing fully diluted earnings per share.

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

STUDIO II BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (MAY 6, 1996) THROUGH DECEMBER 31, 2010

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

Subsequent Events

As described in the Current Report on Form 8-K dated February 10, 2011, on February 10 2011, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Hippo Lace Limited (“HLL”), a British Virgin Islands corporation. Pursuant to the terms of the Exchange Agreement, the Company agreed to acquire all of the issued and outstanding shares of common stock in HLL, in exchange for the issuance of an aggregate of 2,291,100 shares of the Company’s common stock to the shareholders of HLL. Closing of the exchange transaction under the terms of the Exchange Agreement was completed on February 10, 2011.  As a result of closing of the share exchange transaction, the Company acquired HLL and its wholly-owned subsidiary, Legend Sun Limited, a Hong Kong corporation, both of which became wholly-owned subsidiaries of the Company.

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

STUDIO II BRANDS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (MAY 6, 1996) THROUGH DECEMBER 31, 2010

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

There is no provision for income taxes due to continuing losses.  At December 31, 2010, the Company has net operating loss carryforwards for tax purposes of approximately $178,000, which expire through 2030.  The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

NOTE 5 RELATED PARTY TRANSACTIONS

A shareholder of the Company named Cheung Ming has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Amounts payable to the aforesaid shareholder at December 31, 2010 and March 31, 2010 was $127,012 and $94,669, respectively.

The Company does not lease or rent any property.  It does however maintain a mailing address that is provided without charge by an officer / shareholder.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

NOTE 6 EQUITY TRANSACTIONS

On November 19, 2010, the Board of Director of the Company approved to issue a total of 5,862,500 shares of the Company at par value to certain directors, executive officer and persons.

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no operations or revenues, has used cash flows in operations of $ 177,920 from inception of May 6, 1996 to December 31, 2010 and has an accumulated deficit of $177,920 through December 31, 2010.  This raises substantial doubt about our ability to continue as a going concern, as expressed in the opinion on our financial statements included in this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Results for the Quarter Ended December 31, 2010 and May 6, 1996 (Inception) through December 31, 2010

Revenues. The Company’s revenues for the periods ended December 31, 2010 and May 6, 1996 (inception) through September 30, 2010 were $0.  No revenues occurred during these periods because there were no sales.

Cost of Revenues.  The Company’s cost of revenues for the periods ended December 31, 2010 and May 6, 1996 (inception) through December 31, 2010 were $0.  There were no costs of revenues because no sales were made by the Company.

Gross Profit/Loss. The Company’s gross profit/loss for the period ended December 31, 2010 and May 6, 1996 (inception) through December 31, 2010 was $0.  No gross profit/loss occurred during these periods because there were no sales.

General and Administrative Expenses. General and administrative expenses for the period ended December 31, 2010 and from May 6, 1996 (inception) through December 31, 2010 were $22,781 and $177,920, respectively.  General and administrative expenses consisted primarily of professional service fees.

Net Loss. Net loss for the periods ended December 31, 2010 and from May 6, 1996 (inception) through December 31, 2010 was $(22,781) and $(177,920), respectively.  The net loss was related to general and administrative expenses and no revenues for the periods indicated.

For the period of May 6, 1996 (inception) through December 31, 2010, we had an accumulated deficit of $(177,920).

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

As of December 31, 2010, the Company’s balance sheet reflects total current assets of $5,863, all in the form of cash, total current liabilities of $131,688,  and a deficit accumulated in the development stage of $177,920. The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through the sale of securities.  As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is anticipated that the Company will continue to rely on its majority shareholder to pay expenses on its behalf at least until it is able to consummate a business transaction.  The majority shareholder is under no obligation to pay such expenses.

Subsequent Event

On February 10 2011, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Hippo Lace Limited (“HLL”), a British Virgin Islands corporation. Pursuant to the terms of the Exchange Agreement, the Company agreed to acquire all of the issued and outstanding shares of common stock in HLL, in exchange for the issuance of an aggregate of 2,291,100 shares of the Company’s common stock to the shareholders of HLL. Closing of the exchange transaction under the terms of the Exchange Agreement was completed on February 10, 2011.  As a result of closing of the share exchange transaction, the Company acquired HLL and its wholly-owned subsidiary, Legend Sun Limited, a Hong Kong corporation, both of which became wholly-owned subsidiaries of the Company.    Following completion of the share exchange transaction, the Company intends to focus its future activities exclusively on the business operations of HLL and its subsidiary, Legend Sun, which involve operating coffee shop restaurants in Hong Kong and China under the tradename “Caffe Kenon.”

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

STUDIO II BRANDS, INC.

By:  /S/ Cheung Ming

Cheung Ming, Chief Executive Officer

Date: February 14, 2011

By:  /S/ Leung Kin Wah

Leung Kin Wah, Chief Financial Officer

Date: February 14, 2011