Form 10-Q/A
period 2010-12-31
STUDIO II BRANDS INC
filed 2011-02-16
CIK 1081091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

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

EXPLANATORY NOTE

Studio II Brands, Inc., (the “Company”) is filing this Amendment No. 1 (the “Amendment” or “Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010,  filed with the Securities and Exchange Commission on February 14, 2011, (the “Original Filing”) to correct certain typographical errors in the Original Filing.  Pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and our principal financial officer are attached to this form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

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
As of December 31, 2010 and March 31, 2010

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no operations or revenues, has used cash flows in operations of $ 173,244 from inception of May 6, 1996 to December 31, 2010 and has an accumulated deficit of $177,920 through December 31, 2010.  This raises substantial doubt about our ability to continue as a going concern, as expressed in the opinion on our financial statements included in this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Critical Accounting Policies and Estimates

A summary of significant accounting policies is provided in Note 2 to our financial statements included in our filing on the Form 10-K Statement with the SEC on June 29, 2010.  Our sole officer and director believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

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

Date: February 16, 2011

By:  /S/ Leung Kin Wah

Leung Kin Wah, Chief Financial Officer

Date: February 16, 2011