Form 10-K
period 2011-03-31
STUDIO II BRANDS INC
filed 2011-08-09
CIK 1081091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ]Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00

As of August 1, 2011, Issuer had 11,899,276 shares of common stock issued and outstanding.

PART I

ITEM 1.

BUSINESS

Corporate History

Studio II Brands, INC. (the “Company”) was incorporated under the laws of the State of Florida on May 6, 1996. The Company was formed as a “blank check” or “shell company” for the purpose of seeking, investigating, and, if warranted, acquiring one or more properties or businesses.  From inception to February 10, 2011, the Company remained in the development stage. The Company’s only activities during this period was organizational activities, compliance with SEC reporting obligations, and seeking a suitable business acquisition.

On February 10 2011, the Company acquired all of the issued and outstanding shares of Hippo Lace Limited, a BVI corporation (“HLL”), which was incorporated in December, 2009.   As a result of completion of this share exchange transaction, HLL became our wholly-owned subsidiary.  Also, as more fully described below, HLL’s subsidiary, Legend Sun Limited, a Hong Kong corporation (“Legend Sun”), which HLL acquired in February, 2010, became our operating subsidiary.

The Company completed the share exchange transaction with HLL in order to acquire the business operations carried on through its subsidiary, Legend Sun, and with the intent of focusing our business activity exclusively on those operations.

Corporate Structure

The Chart below depicts the Company’s corporate structure as of March 31, 2011 following its acquisition of the shares of HLL on February 10, 2011.   As depicted below, Studio II Brands owns 100% of HLL and HLL owns 100% of Legend Sun.

Studio II Brands, Inc. A Florida Corporation

↓ 100%

Hippo Lace Limited A British Virgin Islands Corporation

↓ 100%

Legend Sun Limited A Hong Kong Corporation

Current Operations

Through the Company’s operating subsidiary, Legend Sun, it is in the business of operating coffee shop restaurants under the tradename “Caffe Kenon.”  The Company currently owns and operates one Caffé Kenon coffee shop located in Hong Kong which has been in operation since June, 2009.  This shop is operated under the terms of a franchise agreement between HLL and Sizegenic Holdings Limited, a British Virgin Islands corporation (“Sizegenic”). As of March 31, 2011, another two Caffe Kenon coffee shops, one of which is located in Hong Kong and one of which is located in Beijing, PRC, were operated by subfranchisees of HLL for Legend Sun from which Legend Sun receives franchise and management fees.  Subsequent to the end of the fiscal year, on May 31, 2011, HLL terminated the subfranchise agreement for the restaurant in Beijing, PRC. Accordingly, that location is no longer operated as a Caffe Kenon restaurant.

Sizegenic entered into an International Exclusive Distribution and Promotion Agreement (the “Café Centro Agreement”) with Café Centro Brazil Wurzburger Vittorio &C. S.a.s., an Italian corporation (“Café Centro”) on June 26, 2009, pursuant to which Sizegenic has the exclusive right to distribute and sell coffee products supplied by Café Centro and the exclusive license to use the brand name and trademark “Caffe Kenon” in business operations for a period of ten (10) years within the region consisting of Hong Kong, Macau, Taiwan and China.  On February 10, 2010, Sizegenic entered into a franchise agreement with HLL pursuant to which HLL was granted the right to operate a Caffe Kenon restaurant at 38 Yiu Wa Street, Causeway Bay, Hong Kong.

At the Company-owned restaurant it offers Italian-style espresso drinks using “Kenon” brand coffee imported from Italy.  It also serves breakfast, lunch and dinner with a moderately-priced Italian style standard menu which includes pizza, spaghetti, risotto, salads, sandwiches and desserts. In addition, Café Kenon Bistro serves periodic specialty meals in addition to the standard menu items. The Company seeks to establish restaurant locations in shopping and commercial areas with significant foot traffic and with easy access to underground railroad or other public transportation.  Our restaurants are designed in an “L” shape design with seating areas for customers around a counter area which includes display cases for pastries and other items and a work area where staff prepare espresso drinks.  The Company uses a modern stylish design for the interior with a flexible combination of tables and chairs designed to allow us to host various types of events and to accommodate a total of approximately 50 guests.

Future Plan of Operations

The Company’s future plan of operations is to seek to continue to expand by adding additional Café Kenon locations in Hong Kong and in China.  Some of the new locations may be Company owned and operated as franchises of Sizegenic, and some may be subfranchise operations from which the Company receives franchise and management fees.  The Company also plans to search possible investment and business opportunities in different potential restaurant and catering service business segments including hotpot and traditional Chinese cuisine restaurants, and possible investment and business opportunities related to ownership and operation of a coffee farm and production of our own brand of packed coffee beans and canned coffee to be sold to wholesale and retail customers. The Company will require additional working capital in order to open new Company owned Café Kenon locations or to pursue other potential investment and business opportunities, and there is no assurance that such additional working capital funding will be available, or will be available on terms which are acceptable to the Company.

Facilities

The Company currently maintain a mailing address at 16/F Honest Motors Building 9-11 Leighton Road Causeway Bay, Hong Kong, which is provided to us without charge pursuant to a verbal agreement with our CEO, Cheung Ming.  The premises are provided to us without charge because the cost is considered to be immaterial. This property is currently under lease to Ever Lucid Limited, a Hong Kong corporation which is a subsidiary of Sizegenic Holdings Limited, and is used for commercial purposes by Ever Lucid Limited and by other subsidiaries of Sizegenic. The lease term is from July 7, 2009 to June 6, 2011, at a monthly rental of HK$37,316 (approximately US$4,784).

The Company leases premises at Ground Floor Nam Hing Fong, 38 Yiu Wa Street, Causeway Bay, Hong Kong, for operation of our owned restaurant.  The lease for these premises is for a term of 5 years, commencing June 1, 2009, at a monthly rental rate of HK$52,000 for the first three years and HK$65,000 for the last two years. (approximately $6,667 and $8,333 per month respectively).  Upon not less than 6 months prior notice at the end of the initial term of the lease, The Company have an option to extend the term for an additional 2 years.  In addition to monthly rent, The Company is also obligated to pay a monthly management fee of HK$3,897 (approximately US$500), and quarterly government fees of HK$12,600 (approximately US$1,615) throughout the term of the lease.  At the time of execution of the lease, the Company paid a refundable security deposit of HK$279,485 (approximately US$35,831) representing 5 months rent and management fees.  The lease may be terminated by the landlord prior to the expiration of its term in the event it breaches any of the material terms and conditions of the lease agreement.

One of the Company franchised Café Kenon restaurants is located at shop no. 208 and 209 of the 2nd floor of the Tai Yau Plaza shopping center in Wanchai, Hong Kong. The center is part of a 24 storey office building situated at the area combining business and residential customers and just a few minutes’ walk to the underground railway station.  The lease for these premises is for a term of 6 years, commencing March 1, 2010, at a monthly base rental rate of HK$58,120 (approximately US$7,451) for the first three years and upon not less than 5 months prior notice at the end of the initial term of the lease, subfranchisee has an option to extend the term for an additional 3 years at current market rent to be agreed between the subfranchisee and the landlord.  In addition to monthly base rent, subfranchisee is also obligated to pay a turnover rent at 10% of the monthly gross turnover of the shop in excess of the base rent of HK$58,120, monthly service charges of HK$10,171 (approximately US$1,304) and quarterly government fee of HK$4,800 (approximately US$615).  At the time of execution of the lease, the subfranchisee paid a refundable security deposit of HK$422,960 (approximately US$54,226) representing 6 months base rent, service charge and government fee.  The lease may be terminated by the landlord due to materially default of the tenant to observe and perform its obligations of the lease.

The Company’s other franchised Café Kenon restaurant is located at Shop no. 502 to 504 of the Joy City Shopping Center in the Chaoyang District of Beijing, PRC. The Center occupied over 400,000 square meter to provide shopping, catering, entertainment and leisure facilities by local and international brands.  The City consists of offices and apartments with underground railway station nearby.  The lease for these premises is for a term of 5 years, commencing May 1, 2010, at a monthly base rental rate of 1st year: RMB82,125 (approximately US$12,530), 2nd year: RMB91,250 (approximately US$13,920), 3rd year: RMB100,375 (approximately US$15,315), 4th and 5th year: RMB118,625 (approximately US$18,100) and upon not less than 6 months prior notice at the end of the initial term of the lease, subfranchisee has an option to extend the lease at current market rent and term to be agreed between the subfranchisee and the landlord.  In addition to monthly base rent, subfranchisee is also obligated to pay a turnover rent at 1st year: 14%, 2nd and 3rd year: 16%, 4th and 5th year: 17% of the monthly gross turnover of the shop in excess of the respective base rent, monthly management fee of RMB20,400 (approximately US$3,112) and promotion levy of RMB3,000 (approximately US$458).  At the time of execution of the lease, the subfranchisee paid a refundable security deposit of RMB316,575 (approximately US$48,300) representing 3 months base rent , management fee and promotional levy.  The lease may be terminated by either party due to materially default of the other party to observe and perform its obligations of the lease.  Subsequent to the end of the fiscal year, on May 31, 2011, HLL terminated the subfranchise agreement for the restaurant in Beijing, PRC. Accordingly, this location is no longer operated as a Caffe Kenon restaurant, and this property is no longer part of the facilities of the Company.

The Company assists our franchisees in finding acceptable restaurant locations by advising them and making recommendations regarding site selection. But, it is the responsibility of the franchisees to execute the lease agreement for such premises.  Among the factors the Company considers in recommending suitable locations are: (1) seeking a location which is the appropriate size and is located on the ground floor of an urban district or the shop level of an office/shopping complex with considerable pedestrian traffic and convenient access to mass transportation facilities; (2) evaluation of other restaurant/catering businesses in the area to assess possible synergies and the level of direct competition; (3) seeking locations previously occupied by restaurants or licensed catering service providers to gain time and cost benefit from easier compliance to governmental requirements for obtaining required business license; (4) evaluate access to utilities including electricity, gas, water and telecommunications sufficient to satisfy operating requirements; (5) reviewing known development plans for the area which may affect future usage of the premises; and (6) confirming the identity of the landlord, the landlord’s ownership of the premises and the fact that there are no pending legal actions or claims relating to the premises.

Franchise Agreements

Pursuant to Franchise Agreement dated February 10, 2010 and the Supplementary Franchise Agreement dated March 1, 2010, between Sizegenic Holdings Limited, a British Virgin Islands corporation (“Sizegenic”) and HLL, the Company’s operating subsidiary, Legend Sun, was granted the right to operate a coffee shop restaurant at Ground Floor Nam Hing Fong, 38 Yiu Wa Street, Causeway Bay, Hong Kong.  The Franchise Agreement is based on the International Exclusive Distribution and Promotion Agreement (the “Café Centro Agreement”) entered by and between Café Centro Brazil Wurzburger Vittorio &C. S.a.s. “Café Centro” and Sizegenic on June 26, 2009 under which Sizegenic has the exclusive right to distribute and sell coffee products supplied by Café Centro and the exclusive license to use the brand name and trademark “Caffe Kenon” in business operations for a period of ten (10) years within the region consisting of Hong Kong, Macau, Taiwan and China.

The Franchise Agreement and the Supplementary Franchise Agreement between Sizegenic and HLL are for an initial term of three year, commencing on February 10, 2010, and includes a right of renewal for a second three year term.  The Franchise Agreement provides for payment of an initial franchise fee of HK $40,000 (approximately US $5,145) for the 1st year and HK$80,000 (approximately US$10,272) for each remaining year of the term, and payment of a monthly management fee of 10% of the franchisees net income.  Under the terms of the franchise agreement, the franchisor has the right to approve the location, interior and exterior design, layout, furniture, fixtures, equipment, signs and decoration to be used by the franchisee, and the franchisee has the right to use the Café Kenon name and trademark and other associated intellectual property in the operation of its business. The franchisee is required to install and use a point of sale system designated by the franchisor and to provide sales data and financial information, including an annual financial report to the franchisor. The franchise agreement gives the franchisor the right to automatically terminate the franchise agreement without a right to cure in certain circumstances such as insolvency of the franchisee, levy or execution against the franchisee by a creditor, or in the event the franchisee materially defaults under the terms of the franchise agreement three times within a 12 month period.

In addition, pursuant to a supplement to the foregoing Franchise Agreement, which supplement was made and entered into as of March 1, 2010, Sizegenic authorized Legend Sun, as an affiliate of HLL, to grant a subfranchise for operation of additional restaurants at the two following locations:

6

-

Shop No. 02-04, 5/F, Joy City, No 28 Qingnian Road, Chaoyang District, Beijing, PRC

-

Shop No. 208 and 209, Tai Yau Plaza, 181 Johnston Road, Wan Chai, Hong Kong, PRC

HLL through its subsidiary Legend Sun entered into a Franchise Agreement with Sino Wish Limited, a Hong Kong corporation, on March 1, 2010, granting Sino Wish the right to operate a restaurant at Shop No. 208 and 209, Tai Yau Plaza, 181 Johnston Road, Wan Chai, Hong Kong, PRC Under the terms of the franchise agreement Sino Wish Limited paid an initial franchise fee of HK $80,000 (approximately US $ 10,272), and is obligated to pay a monthly management fee equal to 10% of its net income.

HLL through its subsidiary Legend Sun entered into a Franchise Agreement with Beijing Kenon Bistro Catering Limited, a PRC corporation, on April 1, 2010, granting Beijing Kenon Bistro the right to operate a restaurant at Shop no. 02-04, 5/F, Joy City, No 28 Qingnian Road, Chaoyang District, Beijing, PRC. Under the terms of the franchise agreement, Beijing Kenon Bistro paid an initial franchise fee of RMB 80,000 (approximately US$ 11,080), and is obligated to pay a monthly management fee equal to 10% of its net income.  As previously disclosed, this subfranchise agreement was terminated on May 31, 2011, subsequent to the end of the fiscal year.

Each of the foregoing franchise agreements executed by HLL has a term of 3 years from the date of execution, and includes a renewal option for a second 3 year term. The franchise agreements also give the franchisor the right to approve the location, interior and exterior design, layout, furniture, fixtures, equipment, signs and decoration to be used by the franchisee, and the franchisee has the right to use the Caffé Kenon name and trademark and other associated intellectual property in the operation of its business. The franchisee is required to install and use a point of sale system designated by the franchisor and to provide sales data and financial information, including an annual financial report to the franchisor. The franchise agreement gives the franchisor the right to automatically terminate the franchise agreement without a right to cure in certain circumstances such as insolvency of the franchisee, levy or execution against the franchisee by a creditor, or in the event the franchisee materially defaults under the terms of the franchise agreement three times within a 12 month period.

Competition

The retail food industry, in which the Company competes, is made up of supermarkets, convenience stores, coffee shops, snack bars, delicatessens and restaurants, and is intensely competitive with respect to food quality, price, service, convenience, location and concept.  The industry is often affected by changes in consumer tastes; regional or local economic conditions; currency fluctuations; demographic trends; traffic patterns; the type, number and location of competing food retailers and products; and disposable purchasing power.  In Hong Kong where the Company currently operates one restaurant and have one franchised location it competes with a large number of coffee shops which primarily sell coffee drinks and have only a limited selection of food. These include large international franchise operations such as Starbucks, and many small shops which have only a single location or a limited number of locations.  In addition, because of the fact that it also has a full menu and offer moderately-priced meals , it also competes with numerous café’s and coffee shops which are primarily restaurants and may or may not offer espresso style coffee drinks.  Therefore, at the present time, our primary competitors vary in each location, and consist of other moderately-priced restaurants, café’s and specialty coffee shops located in the same area.

Suppliers and Raw Materials

The Company’s restaurants and franchisees purchase a substantial number of food and paper products,

equipment and other restaurant supplies from a variety of third party distribution companies. The principal items purchased include food products, paper and packaging materials.  The Company purchase all coffee beans and coffee products, including the necessary equipment to make espresso drinks, from Café Centro Brazil Wurzburger Vittorio &C. S.a.s., an Italian corporation (“Café Centro”) under the terms of the International Exclusive Distribution and Promotion Agreement (the “Café Centro Agreement”) dated June 26, 2009 between Sizegenic Holdings and Café Centro. In both Hong Kong and Beijing, where our restaurants and franchisees are located, there are many suppliers of food and paper products, and in each location it currently purchases these items from numerous local suppliers, none of which supply a significant percentage of the supplies and raw materials it requires.

Employees

The Company currently has a total of approximately 18 full-time employees, including 10 management and administration personnel, and approximately 8 other employees who each work in a particular restaurant location.  The restaurant employees include chefs, barrista’s who make espresso coffee drinks, and servers.

Intellectual Property

The Company has the right to use the Trademark “Caffe Kenon” in its operations pursuant to the terms of the Franchise Agreement with Sizegenic. The Franchise Agreement had an initial term of one year, which expired February 10, 2011 and has been renewed for another two years, and the Company’s right to use the Trademark continues as long as the Franchise Agreement remains in effect.  In addition, the Company has proprietary recipes it has developed which it uses and which it authorizes its franchisees to use.

Government Regulation

The Company’s operating subsidiary Legend Sun Ltd. (“Legend Sun”) acquired Business Registration Certificate from the Inland Revenue Department of HKSAR on March 30, 2009.  Legend Sun is required to renew the Certificate with a fee and to file annual profit tax return supported by audited financial statements on annual basis.

The restaurant owned by acquired relevant restaurant license from Food and Environmental Hygiene Department of HKSAR for the provision of foods and beverages at the above-mentioned premises by compliance to the following conditions:

(a) compliance with licensing requirements in respect of health, ventilation, gas safety, building structure and means of escape imposed by Licensing Authority; and

(b) compliance with fire services requirements imposed by the Director of Fire Services.

Legend Sun is required to provide statutory required benefits such as mandatory provident fund contribution, leaves, holidays and employee compensation insurance to eligible staff.

ITEM 2.

 PROPERTIES.

The Company currently has no investments in real estate, real estate mortgages, or real estate securities.  As mentioned in ITEM 1 “Facilities”, the Company maintains a mailing address at 16/F Honest Motors Building, 9-11 Leighton Road, Causeway Bay, Hong Kong which is provided without charge pursuant to a verbal agreement with our CEO, Cheung Ming, and the Company also lease premises at Ground Floor Nam Hing Fong, 38 Yiu Wa Street, Causeway Bay, Hong Kong, for operation of our owned restaurant.  Other than this mailing address, the Company does not currently maintain any other facilities.

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

Holders.

As of March 31, 2011 there were 11,899,276 shares of common stock issued and outstanding and approximately 81 shareholders of record.

Dividends.

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended March 31, 2011 or 2010.  There are no restrictions on the common stock that limit our ability to pay dividends if declared by the Board of Directors, and the holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes.

ITEM 6.

SELECTED FINANCIAL DATA.

Not Applicable.

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

Background

The Company was incorporated under the laws of the State of Florida on May 6, 1996. The Company was formed as a “blank check” or “shell company” for the purpose of seeking, investigating, and, if warranted, acquiring one or more properties or businesses.  From inception to February 10, 2011, it remained in the development stage. Our only activities during this period were organizational activities, compliance with SEC reporting obligations, and seeking a suitable business acquisition.

On February 10 2011, the Company acquired all of the issued and outstanding shares of HLL, which was incorporated in December, 2009.   As a result of completion of this share exchange transaction, HLL became our wholly-owned subsidiary.  Also, as more fully described below, HLL’s subsidiary, Legend Sun Limited, a Hong Kong corporation (“Legend Sun”), which HLL acquired in February, 2010, became the Company’s operating subsidiary.

The Company completed the share exchange transaction with HLL in order to acquire the business operations carried on through its subsidiary, Legend Sun, and with the intent of focusing our business activity exclusively on those operations.  Through Legend Sun, the Company is in the business of operating coffee shop restaurants under the tradename “Caffe Kenon.”  The Company  currently owns and operates one Caffé Kenon coffee shop located in Hong Kong which has been in operation since July, 2009.  This shop is operated under the terms of a franchise agreement between HLL and Sizegenic Holdings Limited, a British Virgin Islands corporation (“Sizegenic”). As of March 31, 2011, another two Caffe Kenon coffee shops, one of which is located in Hong Kong and one of which is located in Beijing, PRC, were operated by subfranchisees of HLL for Legend Sun from which Legend Sun receives franchise and management fees.  Subsequent to the end of the fiscal year, on May 31, 2011, HLL terminated the subfranchise agreement for the restaurant in Beijing, PRC. Accordingly, that location is no longer operated as a Caffe Kenon restaurant.

Our future plan of operations is to seek to continue to expand by adding additional Caffe Kenon locations in Hong Kong and in China. Some of the new locations may be Company owned and operated as franchises of Sizegenic, and some may be subfranchise operations from which the Company receives franchise and management fees.  There is no assurance that the Company will be able to find additional locations which it considers acceptable for establishing new restaurant locations for either Company-owned or subfranchise operations or that the Company will be able to find acceptable candidates for opening of subfranchise locations.  The Company also plans to search possible investment and business opportunities in different potential restaurant and catering service business segments including hotpot and traditional Chinese cuisine restaurants, and possible investment and business opportunities related to ownership and operation of a coffee farm and production of Company-owned brand of packed coffee beans and canned coffee to be sold to wholesale and retail customers. The Company will require additional working capital in order to open new Company owned Caffe Kenon locations or to pursue other potential investment and business opportunities, and there is no assurance that such additional working capital funding will be available, or will be available on terms which are acceptable to the Company.

RESULTS OF OPERATION

The following discussion regarding results of operation relates to the business operations which are carried on through our operating subsidiary, Legend Sun.  The Company believes the following information is relevant to an assessment and understanding of our results of operation and financial condition for the periods before and after HLL acquired Legend Sun in February 2010 as well as before and after the Company acquired HLL and its subsidiary Legend Sun in February 2011. The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere in this Form.

Our consolidated financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“US GAAP”).

Revenues

The Company and subsidiaries for the period from February 10, 2011 (Date Company acquired HLL) to March 31, 2011 (after acquisition of HHL and up to the immediate fiscal year end)

Revenue mainly consists of operating revenue from company-owned restaurant ($52,139), subfranchise management fee income from subfranchisee Sino Wish ($450) as well as other income of tip ($708).  The increase of operating income as compared to consolidated HHL for the period from February 24, 2010 through March 31, 2010 mainly due to longer period of increased sales volume captured and price adjustment on annual basis.

HLL and Beijing Kenon Bistro Catering Limited (“BJ Kenon”), the subfranchisee located in Beijing, agreed to terminate the franchise agreement signed on April 1, 2010 with effect from May 31, 2011 due to restructuring of Beijing subfranchisee who agreed to pay HLL an early termination fee of RMB40,000 (approximately $6,200).  In this conjunction, no subfranchise fee income of RMB80,000 (approx. $11,080) for each of the remaining two year term of the agreement to be recognized in April of 2011 and 2012 respectively.

HLL and its subsidiary, Legend Sun, for the period from April 1, 2010 to February 9, 2011 (prior to acquisition by Studio II)

Revenue mainly consists of operating revenue from company-owned restaurant ($289,426), subfranchise annual and management fee income from subfranchisees Sino Wish and BJ Kenon ($22,266) as well as other income of tip ($4,069).  The increase of operating income as compared to Legend Sun for the period from April 1, 2009 through February 23, 2010 mainly due to restaurant started to operate in late July 2009 and increase of monthly sales volume.

HLL and its subsidiary, Legend Sun, for the period from February 24, 2010 (Date HLL acquired Legend Sun)to March 31, 2010 (after HLL acquired Legend Sun and up to the immediate fiscal year end)

Revenue mainly consists of operating revenue from company-owned restaurant ($23,695) as well as other income from tips ($635), recognition of consultancy services provided to Joystick Limited to operate a Portugal style café bistro ($20,545) and forfeiture of consultancy services deposit ($30,817) due to termination of services in March 2010 before the expiration of the term in July 2010 as stipulated in the consultancy services agreement entered in August 2009.

Legend Sun for the period from March 30, 2009 (Date of Inception) to February 23, 2010 (prior to acquisition by HLL)

Revenues mainly consists of operating revenue from company-owned restaurant at Ground Floor Nam Hing Fong, 38 Yiu Wa Street, Causeway Bay, Hong Kong ($109,479) as well as other income from tips ($1,451) and recognition of consultancy services provided to Joystick Limited to operate a Portugal style café bistro ($61,635).

Cost of Revenues

The Company and subsidiaries for the period from February 10, 2011(Date Company acquired HLL) to March 31, 2011 (after acquisition of HHL and up to the immediate fiscal year end)

Cost of revenue amounting to $12,540 represents finished goods include food and beverage materials and products for catering services sold by company-owned restaurant.  The increase of cost of revenue from restaurant operation as compared to HLL and its subsidiary Legend Sun for the period from February 24, 2010 to March 31, 2010 mainly due to longer period of increased sales volume captured.

Pursuant to the terms regarding subfranchise stipulated in the supplementary franchise agreement entered between HLL and Sizgenic on March 1, 2010, HLL is payable to Sizegenic for the second year subfranchise fee of HK$40,000 (approximately $5,128) for BJ Kenon due in April 2011 before the termination of franchise agreement with Beijing Kenon with effect from May 31, 2011.  HLL is not subject to pay third year subfranchise fee following the termination of agreement with Beijing Kenon with effect from May 31, 2011.

HLL and its subsidiary, Legend Sun, for the period from April 1, 2010 to February 9, 2011 (prior to acquisition by Studio II)

Cost of revenue amounting to $95,732 consists of finished goods include food and beverage materials and products for catering services sold by company-owned restaurant ($85,460) and subfranchise annual fee expenses ($10,272) in respect of the subfranchise annual fee income from Sino Wish and BJ Kenon.  The increase of cost of revenue from restaurant operation as compared to Legend Sun for the period from April 1, 2009 to February 23, 2010 mainly due to restaurant started to operate in late July 2009 and increase of monthly sales volume.

HLL and its subsidiary, Legend Sun, for the period from February 24, 2010 (Date HLL acquired Legend Sun) to March 31, 2010 (after HLL acquired Legend Sun and up to the immediate fiscal year end)

Cost of revenue amounting to $9,008 represents finished goods include food and beverage materials and products for catering services sold by company-owned restaurant.

Legend Sun for the period from March 30, 2009 (Date of Inception) to February 23, 2010 (prior to acquisition by HLL)

Cost of revenues amounting to $36,478 represents finished goods include food and beverage materials and products for catering services sold by company-owned restaurant.

Gross Profit

The Company and subsidiaries for the period from February 10, 2011 (Date Company acquired HLL) to March 31, 2011 (after acquisition of HHL and up to the immediate fiscal year end)

Gross profit amounting to $40,049 represents the result of the revenues and costs of revenues from company owned restaurant ($39,599) and subfranchise fee income and expenses ($450).  The increase of gross profit from restaurant operation as compared to HLL and its subsidiary Legend Sun for the period from February 24, 2010 toMarch 31, 2010 mainly due to longer period of increased sales volume captured.

HLL and its subsidiary, Legend Sun, for the period from April 1, 2010 to February 9, 2011 (prior to acquisition by Studio II)

Gross profit amounting to $215,960 represents the result of the revenues and costs of revenues from company owned restaurant ($203,966) and subfranchise fee income and expenses ($11,994).  The increase of gross profit from restaurant operation as compared to Legend Sun for the period from April 1, 2009 to February 23, 2010 mainly due to restaurant started to operate in late July 2009 and increase of monthly sales volume.

HLL and its subsidiary, Legend Sun, for the period from February 24, 2010 (Date HLL acquired Legend Sun) to March 31, 2010 (after HLL acquired Legend Sun and up to the immediate fiscal year end)

Gross profit amounting to $14,687represents the result of the revenues and costs of revenues from company owned restaurant.

Legend Sun for the period from March 30, 2009 (Date of Inception) to February 23, 2010 (prior to acquisition by HLL)

Gross profit amounting to $73,001 represents the result of the revenues and costs of revenues from company owned restaurant.

Operating Expenses

Operating expenses for the following periods were:

Legend Sun for the period from March 30, 2009 to February 23, 2010

$136,065

HLL and Legend Sun for the period from February 24, 2010 to March 31, 2010

$42,979

HLL and Legend Sun for the period from April 1, 2010 to February 9, 2011

$215,859

Consolidated Studio II for the period from February 10, 2011 to March 31, 2011

$70,850

They consist of the following nature:

	Legend Sun	Consolidated HLL	Consolidated HLL	Consolidated Studio II
	March 30, 2009 to	February 24, 2010	April 1 2010 to	February 10, 2011 to
	February 23, 2010	to March 31, 2010	February 9, 2011	March 31, 2011

Staff costs	45,844	11,059	65,787	13,266
Rent, government fee, manangement fee	57,209	9,409	74,363	17,468
Electricity, gas and utilities	8,668	1,879	17,481	2,503
Depreciation	15,189	45	20,785	3,406
Professional and audit fee	-	16,147	9,604	28,511
Others	9,155	4,440	27,839	5,696
	136,065	42,979	215,859	70,850

Operating Loss/income

The Company and subsidiaries for the period from February 10, 2011 (Date Company acquired HLL) to March 31, 2011 (after acquisition of HHL and up to the immediate fiscal year end)

Operating loss amounting to $30,801 represents the result of revenues, costs of revenues and operating expenses from company owned restaurant and subfranchise operations ($6,106), and the Company and HLL operating expenses ($24,695) mainly for professional and audit fees.

HLL and its subsidiary, Legend Sun, for the period from April 1, 2010 to February 9, 2011 (prior to acquisition by Studio II)

Operating income amounting to $101 represents the result of revenues, costs of revenues and operating expenses from company owned restaurant and subfranchise operations ($9,308) offset by HLL operating expenses ($9,207) mainly for professional and audit fees.

HLL and its subsidiary, Legend Sun, for the period from February 24, 2010 (Date HLL acquired Legend Sun) to March 31, 2010 (after HLL acquired Legend Sun and up to the immediate fiscal year end)

Operating loss amounting to $28,292 represents the result of revenues, costs of revenues and operating expenses from company owned restaurant ($16,142) and HLL operating expenses ($12,150) mainly for professional and audit fees.

Legend Sun for the period from March 30, 2009 (Date of Inception) to February 23, 2010 (prior to acquisition by HLL)

Operating loss amounting to $63,064 represents the result of the revenues, costs of revenues and operating expenses from company owned restaurant at the development stage

Other income and expenses

The Company and subsidiaries for the period from February 10, 2011 (Date Company acquired HLL) to March 31, 2011 (after acquisition of HHL and up to the immediate fiscal year end)

Other income and expenses were $708 and $104 respectively.  Other income represents the tips from Company-owned restaurant. Other expenses represents franchise management fee expenses of Company-owned restaurant.

HLL and its subsidiary, Legend Sun, for the period from April 1, 2010 to February 9, 2011 (prior to acquisition by Studio II)

Other income and expenses were $4,069 and $1,064 respectively.  Other income represents the tips income from Company-owned restaurant. Other expenses represents franchise management fee expenses of Company-owned restaurant.

HLL and its subsidiary, Legend Sun, for the period from February 24, 2010 (Date HLL acquired Legend Sun) to March 31, 2010 (after HLL acquired Legend Sun and up to the immediate fiscal year end)

Other income and expenses were $51,997 and $5,136 respectively.  Other income represents the tips income from Company owned restaurant and consultancy services income from Joystick Limited to operate a Portugal café bistro. Other expenses represents franchise annual fee expenses to use the brand name “Caffe Kenon” for the Company-owned restaurant.

According to the franchise and supplementary agreements entered by HLL and Sizegenic in February and March 2010 respectively, franchise annual fee for the first year was discounted by 50% to $5,136 (HK$40,000) and included in consolidated HLL other expenses for the period from February 24, 2010 to March 31, 2010 and subject to pay full amount of annual fee at $10,272 (HK$80,000) for the second and last year of the term of agreement.

Legend Sun for the period from March 30, 2009 (Date of Inception) to February 23, 2010 (prior to acquisition by HLL)

Other income and expenses were $63,086 and nil respectively.  Other income represents the consultancy services income from Joystick Limited to operate a Portugal café bistro.

Net income or loss

The Company and subsidiaries for the period from February 10, 2011(Date Company acquired HLL) to March 31, 2011 (after acquisition of HHL and up to the immediate fiscal year end)

Net loss amounting to $29,471 represents the operating loss of company owned restaurant ($30,801) and net other income of tips and franchise management fee expenses of company owned restaurant.

Net cash used in operating activities for the period from February 10, 2011 to March 31, 2011 and 2010 were $682 and $39,840 respectively.  They represent net loss mainly due to limited revenue and gross profit consolidation period from February 10, 2011 to March 31, 2011 and increased legal and professional expenses for the acquisition of HLL, and the legal and professional expenses during the shell company stage respectively.

Net cash provided by investing activities for the period from February 10, 2011 to March 31, 2011 and 2010 were $14,088 and nil respectively.  Net cash provided by investing activities for the period from February 10, 2011 to March 31, 2011 represents cash acquired in acquisition of HLL.

Net cash provided by financing activities for period from February 10, 2011 to March 31, 2011 and 2010 were $10,539 and $39,840 respectively.   Net cash provided by financing activities for the period from February 10, 2011 to March 31, 2011 represents proceed from stockholder for payment of legal and professional expenses on behalf of the Company and cash received from issuance of common stock approved in November 2010.  Net cash provided by financing activities for the year ended March 31, 2010 represents proceed from stockholder for payment of legal and professional expenses on behalf of the Company at the shell company stage.

HLL and its subsidiary, Legend Sun, for the period from April 1, 2010 to February 9, 2011 (prior to acquisition by Studio II)

Net loss amounting to $1,204 represents the operating income of company owned restaurant ($101) and net other income of tips and franchise management fee expenses of company owned restaurant.

HLL and its subsidiary, Legend Sun, for the period from February 24, 2010 (Date HLL acquired Legend Sun) to March 31, 2010 (after HLL acquired Legend Sun and up to the immediate fiscal year end)

Net income amounting to $16,148 represents the operating loss of company owned restaurant ($28,292) and franchise annual fee expenses covered by consultancy services income from Joystick Limited.

Legend Sun for the period from March 30, 2009 (Date of Inception) to February 23, 2010 (prior to acquisition by HLL)

Net income amounting to $22 represents the operating loss of company owned restaurant ($63,064) covered by consultancy services income from Joystick Limited ($63,086)

LIQUIDITY AND CAPITAL RESOURCES

A shareholder of the Company, Cheung Ming, has paid expenses on behalf of the Company in exchange for a promissory note, non-interest bearing and without fixed repayment term.  Amounts payable to the aforesaid shareholder at March 31, 2011 and 2010 were $131,688 and $94,669, respectively.

HLL entered into a Shareholder Loan Agreement with Mr. Gu Yao on December 11, 2009 mainly to advance for its day-to-day operational expenses and working capital needs for a term of 2 years from the date of the agreement.  It was unsecured, non-interest bearing and repayable upon expiration of the term.  Aggregate outstanding amount of advance shall not at any time exceed the commitment limit of HK$2,000,000 (approximately US$256,410).  The amount advanced by shareholder up to March 31, 2011 was $184,226.  It serves as an internal source of the company’s liquidity to substantiate the needs of day-to-day operational expenses and working capital, if any.  The external source of liquidity attributed to increasing operating income, improved gross margin contribution and stable operating expenses.  No material unused sources of liquid assets.

The Company anticipates that the existing cash and cash equivalents on hand as at March 31, 2011 at approximately $23,945, together with approximately $3,000 monthly average net cash inflow generated from our Company owned restaurant will be sufficient to meet our working capital requirements for our current level of operations and to sustain our business operations at the current levels for the next twelve months.

According to our cash flow projection for the next five years from 2011/12 to 2015/16 based on our anticipation and assumptions of stable growth of annual revenue and consistent costs and expenses structure as well as cash based turnover and payable of supplies on credit, it could generate annual cash surplus of approximately US$38,000 for the first year from April 2011 to March 2012 to approximately US$82,000 for the fifth year from April 2015 to March 2016 and accumulate sufficient cash balance to self sustain its business operation throughout the five years.

As of March 31, 2010 and March 31, 2011, there were no material commitments for capital expenditures for business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2011 and 2010, the Company does not have any off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company and its predecessors required by Article 8 of Regulation S-X are attached to this report in the following order:

(a)

Studio II Brands as of March 31, 2011 and 2010 and for the period from February 10, 2011 to March 31, 2011

(b)

Hippo Lace Limited  as of February 9, 2011 and March 31, 2010 and for the period from April 1, 2010 to  February 9, 2011

(c)

Hippo Lace Limited as of March 31, 2010 and for the period from February 24, 2010 to March 31, 2010

(d)

Legend Sun Limited  as of February 23, 2010 and for the period from March 30 ,2009 (date of inception) to February 23, 2010

STUDIO II BRANDS, INC. AND SUBSIDIARIES
AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED MARCH 31, 2011

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page
Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheets as of March 31, 2011 and March 31, 2010	2

Consolidated Statements of Operations
for the period from February 10, 2011 to March 31, 2011 and for the year ended March 31, 2010	3

Consolidated Statement of Stockholder’s Equity
for the period from May 6, 1996 (Inception) to March 31, 2011	4

Consolidated Statements of Cash Flows
for the period from February 10, 2011 to March 31, 2011 and for the Twelve-Months Ended March 31, 2010	5-6

Notes to the Consolidated Financial Statements	7 – 19

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

STUDIO II BRANDS, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Studio II Brands Inc. and Subsidiaries (the “Company”) as of March 31, 2011 and 2010, and the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Studio II Brands Inc. and Subsidiaries as of March 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years ended March 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY Vocation HK CPA Limited

UHY VOCATION HK CPA LIMITED

Certified Public Accountants

Hong Kong, the People’s Republic of China,

August 8, 2011

STUDIO II BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	March 31, 2010
ASSETS
CURRENTS ASSETS
Cash	$ 23,945	$ -
Due from related party	12,984	-
Accounts receivable	16,886	-
Inventories	2,058	-
Total current assets	55,873	-

Property and equipment, net	105,478	-
Security deposits	41,216	-
Goodwill	55,484	-

TOTAL ASSETS	$ 258,051	$ -

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 51,987	$ 5,470
Income tax payable	6,006	-
Due to related party	5,923	-
TOTAL CURRENT LIABILITIES	63,916	5,470
Payable to stockholder	131,688	94,669
TOTAL LIABILITIES	195,604	100,139

STOCKHOLDER'S EQUITY
Common stock, 100,000,000 shares authorized with par value $0.001;
11,899,276 shares issued and outstanding at March 31, 2011; 3,745,676 shares issued and outstanding at March 31, 2010)	11,900	3,746
Additional paid-in capital	258,871	42,486
Accumulated losses	(208,324)	(146,371)
TOTAL STOCKHOLDER'S EQUITY	62,447	(100,139)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 258,051	$ -
See accompanying notes to consolidated financial statements.

STUDIO II BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	For the period from February 10, 2011 to March 31,	Year ended March 31,
	2011	2010

REVENUE
Food and beverage income	$ 52,139	$ -
Franchise and management fee income	450	-
	$ 52,589	$ -
Cost of goods sold	(12,540)	-

Gross profit	40,049	-

Operating expenses	(70,850)	(38,008)

OPERATING LOSS BEFORE INCOME TAXES	(30,801)	(38,008)

OTHER INCOME/(EXPENSES)
Other income	708	-
Other expenses	(104)	-
TOTAL OTHER INCOME, NET	604	-

LOSS BEFORE INCOME TAXES	(30,197)	(38,008)

Income tax credits	726	-

NET LOSS	$ (29,471)	$ (38,008)

Net loss per common share
Basic and fully diluted	-	$ (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	11,899,276	3,745,676
See accompanying notes to consolidated financial statements.

STUDIO II BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

	Common Stock, Par value of $0.001				Total
			Additional	Accumulated	stockholder's
	Number	Amount	Paid-in capital	losses	equity

Balance at May 6, 1996 (date of inception)	-	$ -	$ -	$ -	$ -
Common stock issued for cash	3,745,676	3,746	42,486	-	46,232
Net loss	-	-	-	(146,371)	(146,371)
Balance as of March 31, 2010	3,745,676	3,746	42,486	(146,371)	(100,139)
Common stock issued for cash	5,862,500	5,863	-	-	5,863
Net loss for the period from April 1, 2010 to February 9, 2011	-	-	-	(32,482)	(32,482)
Balance as of February 9, 2011	9,608,176	9,609	42,486	(178,853)	(126,758)
Common stock issued for acquisition of HLL	2,291,100	2,291	216,385	-	218,676
Net loss for the period from February 10, 2011 to March 31, 2011	-	-	-	(29,471)	(29,471)
Balance as of March 31, 2011	11,899,276	$ 11,900	$ 258,871	$ (208,324)	$ 62,447

See accompanying notes to consolidated financial statements.

STUDIO II BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended March 31,	Year ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (29,471)	$ (38,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,406	-
Changes in operating assets and liabilities:
Account receivable	4,907	-
Inventories	(2,058)	-
Accounts payable and accrued expenses	24,317	(1,823)
Income tax payable	(726)	-
Due to related party	(1,057)	-
NET CASH USED IN OPERATING ACTIVITIES	(682)	(39,840)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition of subsidiary	14,088	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	14,088	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from payable to stockholder	4,676	39,840
Cash received from issuance of common stock	5,863	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,539	39,840

NET INCREASE IN CASH	23,945	-
CASH
Beginning of period	$ -	$ -
End of period	$ 23,945	$ -

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Additional supplemental cash flow information is set out in note 3 Business acquisition.

See accompanying notes to consolidated financial statements.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 10, 2011 TO MARCH 31, 2011

NOTE 1 ORGANIZATION

Studio II Brands, Inc. (the “Company”) was formed on May 6, 1996 in the State of Florida. The Company’s activities before February, 2011 were primarily directed towards the raising of capital and seeking business opportunities.

The Company has transitioned from its development stage to operational activities as of February 10, 2011.  On February 10, 2011, the Company entered into and consummated a share exchange agreement with HLL, a BVI corporation and Mr. Gu Yao (“Gu”), the sole stockholder of HLL to acquire Gu’s 100% interests of HLL and its wholly owned subsidiary, Legend Sun Limited (“Legend Sun”) a limited liability company incorporated and domiciled in Hong Kong and its principal activity is to provide catering services in Hong Kong. In conjunction with the acquisition, the Company completed the closing of the exchange transaction under the terms of the Exchange Agreement on February 10, 2011 by issued 2,291,100 shares of its Common Stock to Gu which amounted to $218,676 or approximately $0.09 per share to acquire all of the issued and outstanding shares of Common Stock in HLL.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the United States Dollar.

(b)

Principles of Consolidation

The balance sheet as of March 31, 2011 includes the Company and its wholly-owned subsidiaries, HLL and Legend Sun.  Additionally, the results of operations and cash flows include the operations of HLL and Legend Sun from the date of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

(c)

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include the reserves related to receivables, the recoverability and useful lives of long lived assets and realizable values for inventories.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 10, 2011 TO MARCH 31, 2011

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(d)

Foreign currency translation

Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the period. The related transaction adjustments are reflected in “Accumulated other comprehensive income / (loss)’’ in the equity section of our consolidated balance sheet.

The period-end rates for March 31, 2011 and 2010 of Hong Kong dollar to one US dollar were 7.7884 and 7.7800 respectively; average rates for the years ended March 31, 2011 and 2010 were 7.7734 and 7.7644 respectively.

(e)

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and impairment losses. Improvements to leased assets or fixtures are amortized over their estimated useful lives or lease period, whichever is shorter. Expenditures for repairs and maintenance, which do not extend the useful life of the assets, are expensed as incurred.

Depreciation expense is recorded over the asset’s estimated useful lives, using the straight line method, at the following annual rates:-

Furniture and equipment: 10% - 20%, per annum

Computer equipment: 10%, per annum

(f)

Inventories

Inventories consist of finished goods which include food and beverage materials and products for catering service.  Inventories are measured at the lower of cost or market. The cost of inventories comprises all costs of purchases, costs of conversion and other costs incurred in bringing the inventories to their present location and condition and is assigned by using a first-in first-out basis. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. The management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 10, 2011 TO MARCH 31, 2011

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(g)

Accounts receivables

Accounts receivable are shown net of allowance for doubtful accounts. During the period, there were no bad debts incurred. The Company’s management has established an allowance for doubtful accounts sufficient to cover probable and reasonably estimable losses. The allowance for doubtful accounts considers a number of factors, including collection experience, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable portfolios, industry norms, regulatory decisions and other factors.  Management’s policy is to record reserve primarily on a specific identification basis.

(h)

Security deposits

Security deposits mainly consist of five months rental and management fee security deposits, electricity and water meter deposits for company owned restaurant, and was recorded by the time of payment.

(i)

Cash

Cash consist of cash on hand and at banks.  The Company's cash deposits are held with financial institutions located in United States and Hong Kong.  Management believes these financial institutions are of high credit quality.

(j)

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in an acquisition.  Accounting Standards Codification (“ASC”)-350-30-50 “Goodwill and Other Intangible Assets” requires the testing of goodwill and indefinite-lived intangible assets for impairment at least annually.  The Company tests goodwill for impairment in the fourth quarter each year.  Goodwill impairment is computed using the expected present value of associated future cash flows.  There was no impairment of goodwill as of March 31, 2011 and 2010.

(k)

Impairment of long-lived assets

Long-lived assets are comprised of property and equipment. Pursuant to the provisions of ASC360-10, “Property, plant and equipment”, long-lived assets to be held and used are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable by comparing the undiscounted cash flows associated with the assets to their carrying amounts. If such a review indicates an impairment, the carrying amount would be reduced to fair value.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 10, 2011 TO MARCH 31, 2011

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(k)

Impairment of long-lived assets (…\Cont’d)

Based on the Company’s assessment, there were no events or changes in circumstances that would indicate any impairment of long-lived assets as of March 31, 2011 and 2010.

(l)

Accounts payable and accrued expenses consist of the following:

	As of March 31, 2011	As of March 31, 2010
Accounts payable	$ 8,516	$ -
Accrued expenses
Legal and professional fees	32,361	5,470
Payroll and other operating expenses	11,110	-
	$ 51,987	$ 5,470

(m)

Fair value measurements

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC Topic 820 also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

The carrying values of cash, accounts and other receivables, accounts payable and accrued expenses, and short-term borrowings approximate fair values due to their short maturities.

There was no asset or liability measured at fair value on a non-recurring basis as of March 31, 2011 and 2010.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 10, 2011 TO MARCH 31, 2011

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(n)

Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with ASC 740 “Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be effective when the differences are expected to reverse.

Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of income in the period that includes the enactment date.

The Company adopted ASC 740 which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

(o)

Other comprehensive income

The Company has adopted ASC 220 “Comprehensive Income”.  This statement establishes rules for the reporting of comprehensive income and its components.  Comprehensive income consists of net income and foreign currency translation adjustments.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 10, 2011 TO MARCH 31, 2011

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(p)

Revenue recognition

Revenue represents the invoiced value of goods sold or services provided.  Revenue is recognized when all the following criteria are met:

(i)

Persuasive evidence of an arrangement exists.

(ii)

Services had been rendered.

(iii)

The seller’s price to the buyer is fixed or determinable, and

(iv)

Collectivity is reasonably assured.

Revenue from sales is recognized when food and beverage products are sold. Other income from  tips is recognized on cash basis.  Franchise fee income on the annual fee for sublicensing of the brand name and trademark “Caffe Kenon” and the 10% management fee on eligible monthly net income of subfranchiee are recognized after granting the non-exclusive rights and all contractual obligations are performed and report of net income from subfranchisee respectively.  The franchise fee income of $450 recognized for the period from February 10, 2011 to March 31, 2011 represents the 10% management fee for February net income of Sino Wish, subfranchisee located in Hong Kong, after the acquisition of Hippo Lace.

(q)

Employee benefits

The Company operates a Mandatory Provident Fund Scheme (the "MPF Scheme") under the Hong Kong Mandatory Provident Fund Schemes Ordinance for those employees employed under the jurisdiction of the Hong Kong Employment Ordinance. The MPF Scheme is a defined contribution scheme, the assets of which are held in separate trustee-administered funds. The Company's contributions to the scheme are expensed as incurred and are vested in accordance with the scheme' vesting scales.

(r)

Segment information

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s operating segments. Management, including the chief operating decision maker, reviews operating results solely by monthly revenue and operating results of Legend Sun, the operating subsidiary in Hong Kong. As such, management has determined that Legend Sun is the Company’s only operating segment. As the Company’s operations and customers are principally all located in Hong Kong, no geographic information has been presented.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 10, 2011 TO MARCH 31, 2011

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(s)

Commitments and contingencies

In the normal course of business, the Company is subject to contingencies, including legal proceedings and environmental claims arising out of the normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter.

As of March 31, 2011 and 2010, the Company's management has evaluated all such proceedings and claims. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

(t)

Recent Accounting Pronouncements

We describe below recent pronouncements that have had or may have a significant effect on our financial statements. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or disclosures.

In January 2010, the FASB issued new accounting guidance, under ASC Topic 820 on Fair Value Measurements and Disclosures. The guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The guidance now requires a reporting entity to use judgment in determining the appropriate classes of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009. As this standard relates specifically to disclosures, the adoption did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued new accounting guidance, under ASC Topic 855 on Subsequent Events, which requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirements that an SEC filer disclose the date through which subsequent events have been evaluated.  The guidance was effective upon issuance. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 10, 2011 TO MARCH 31, 2011

NOTE 3 BUSINESS ACQUISITION

On February 10, 2011, the Company entered into and consummated a Share Exchange Agreement with HLL and Mr. Gu Yao (“Gu”), the sole shareholder of HLL to acquire Gu’s 100% interests of HLL and its wholly owned subsidiary, Legend Sun, a limited liability company incorporated and domiciled in Hong Kong and its principal activity is to provide catering services in Hong Kong.

Closing of the exchange transaction under the terms of the above-mentioned Exchange Agreement was completed on February 10, 2011.  As a result of closing of the share exchange transaction, the Company acquired HLL and Legend Sun, both of which became wholly-owned subsidiaries of the Company and consolidates HLL as of February 10, 2011 in accordance with ASC 810.

In conjunction with the acquisition, the Company issued 2,291,100 shares of its common stock to Gu which amounted to $218,676 or approximately $0.09 per share to acquire all of the issued and outstanding shares of Common Stock in HLL.  As a result of the issuance of common stock under the Exchange Agreement, the Company has a total of 11,899,276 shares of its common stock issued and outstanding, of which 9,608,176 shares, or approximately 80.75%, are owned by previously existing shareholders of the Company, with the balance of 2,291,100 shares, or approximately 19.25%, are owned by Gu.

The fair values of the assets acquired and liabilities assumed at the date of acquisition as determined in accordance with ASC 805, and the purchase price allocation at the date of acquisition, were as follows:

Consideration:
Equity instruments (2,291,100 common stock of the Company)	$ 218,676
Cash acquired	(14,088)
Consideration, net of cash acquired	$ 204,588

Allocated to:

Accounts receivable	21,792
Due from related parties	12,985
Security deposit	41,216
Property and equipment	108,883
Accounts payable and accrued expenses	(22,060)
Due to related party	(6,980)
Provision for taxation	(6,732)
Net tangible assets	$ 149,104

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 10, 2011 TO MARCH 31, 2011

NOTE 3 BUSINESS ACQUISITION (…/Cont’d)

Value of excess of purchase price over net assets
Acquired allocated to:
Goodwill	$ 55,484

NOTE 4 INVENTORIES

Inventories are stated at lower of cost or market.  Inventories represent finished goods include food and beverage materials and products for catering services.

NOTE 5 PROPERTY AND EQUIPMENT

Property and equipment of the Company consist primarily of restaurant facilities and equipment owned and operated by the Company's wholly owned subsidiaries. Property and equipment as of March 31, 2011 and 2010 are summarized as follows:

	March 31, 2011	March 31, 2010
Furniture & equipment	$ 51,835	$ -
Leasehold improvement	86,001	-
Computer equipment	7,066	-
	_________-	_________-
Total	144,902	-
Accumulated depreciation and amortization	(39,424)	-
Balance as at period ended	$ 105,478	$ -

Depreciation and amortization expense for the period from February 10, 2011 to March 31, 2011 and year ended March 31, 2010 were $3,406 and nil, respectively.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 10, 2011 TO MARCH 31, 2011

NOTE 6 SECURITY DEPOSITS

Security deposits mainly consist of five months rental and management fee security deposits, electricity and water meter deposits for company owned restaurant, and was recorded by the time of payment. Security and deposits as of March 31, 2011 are summarized as follows:

Rental and management fee security deposit

$    35,888

Electricity deposit

        3,595

Water deposit

           771

Food supplies deposit

          962

 $  41,216

NOTE 7 OPERATING EXPENSES

Operating expenses consist of the following for the period from February 10, 2011 to March 31, 2011 and year ended March 31, 2010

	Period from February 10, 2011 to March 31, 2011	Year ended March 31, 2010
Staff costs	$ 13,266	$ -
Property rent, rate and management fee	17,468	-
Electricity and utilities	2,503	-
Depreciation	3,406	-
Professional and audit fee	28,511	38,008
Others	5,696	-
Total	$ 70,850	$ 38,008

NOTE 8 FRANCHISE ARRANGEMENTS

Franchise arrangements are pursuant to franchise agreements entered by the Company as the franchisee and Sizegenic Holdings Limited as the franchisor include payment of franchise fee payable on anniversary basis and continuing monthly management fee base upon a percent of franchisees’ net income after tax to Sizegenic throughout the term of franchise.  Under this arrangement, two franchise agreements are entered in February and March 2010 respectively in which the Company is granted the right to operate a café bistro using the brand name “Caffe Kenon” for a term of 3 years and sublicense the right to two subfranchisees in Hong Kong and Beijing respectively to use brand name “caffe Kenon” to operate a café bistro for a term of 3 years commencing from April 1, 2010.  Franchise fee expenses on the use of the license of the brand name and trademark “Caffe Kenon” is recorded upon the granting of the non-exclusive rights by Sizegenic as the fee is non-refundable to and non-cancellable by the Company.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 10, 2011 TO MARCH 31, 2011

NOTE 8 FRANCHISE ARRANGEMENTS (…\Cont’d)

Franchise fee income on the sublicensing of the brand name and trademark “Caffe Kenon” is recognized upon the granting of the non-exclusive rights  to the franchisee as the fee is non-refundable to and non-cancellable by the franchisee and the Company has no further obligations since they are all assumed  by franchisee throughout the term.  The franchisee and the subfranchisees pay related occupancy costs including rent, property management fee and government rent and rates, insurance and maintenance for their owned restaurant.  Franchisor has no obligation to any legal consequences arose from what the franchisee and subfranchisees assumed.

The franchisee and subfranchisees have the right to renew for one additional term equal to the initial term granted under Franchisor’s franchise agreement after expiration  of the initial term provided that franchisee and subfranchisees have, during the term of the agreement, substantially complied with all its provisions.  Franchisee and subfranchisees must pay franchisor, three months prior to the date of renewal, a renewal fee to be agreed between franchisor and the franchisee/subfranchisees.

Revenues from franchised Caffe Kenon are as follows:

	Period from February 10, 2011 to March 31, 2011	Year ended March 31, 2010

Franchise management fee income	$ 450	$ -

Franchise and management fee income due to the Company are as follows:

As of March 31, 2011

       As of March 31, 2010

Subfranchise annual fee due to the Company: Sino Wish	$ 10,272	$ -
Beijing Kenon	11,880	-
	$ 22,152	$ -

Future minimum franchise fee payments due from the Company under existing franchise and subfranchise arrangements are:

Year ended March 31,

2012

$       20,544

$           -

2013

          5,136

 -

Total

$      25,680

$           -

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 10, 2011 TO MARCH 31, 2011

NOTE 8 FRANCHISE ARRANGEMENTS (…\Cont’d)

Future minimum franchise fee payments due to the Company under existing franchise and subfranchise arrangements are:

Year ended March 31,

2012

$       16,472

$           -

2013

         10,272

 -

Total

$       26,744

 -

NOTE 9 SEGMENT INFORMATION

The Company has two reportable segments that include franchised to operate an owned Caffe Kenon in Hong Kong and subfranchise to operate two Caffe Kenon in Hong Kong and Beijing respectively.

Each reportable segment is separately organized and focuses on different customer groups of consumers and subfranchisees.  Each reportable segment prepares a stand-alone set of financial reporting package including information such as revenue, expenses, and goodwill, and the package is regularly reviewed by the Chief Executive Officer.

The following is a summary of relevant information relating to each segment reconciled to amounts on the accompanying consolidated financial statements for the period from February 10, 2011 to March 31, 2011:

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 10, 2011 TO MARCH 31, 2011

NOTE 9 SEGMENT INFORMATION (…\Cont’d)

	Franchise	Subfranchise	Total

Revenue	$ 52,139	$ 450	$ 52,589

Depreciation and amortization	3,406	-	3,406

Cost of revenues and operating expenses
excluding depreciation and amortization	77,412	2,572	79,984

Operating loss	(28,679)	(2,122)	(30,801)

Other income	708	-	708

Other expenses	(104)	-	(104)

Total other income (net)	604	-	604

Income tax (credit)/expenses	(2,369)	1,643	(726)

Net loss after tax	$ (25,706)	$ (3,765)	$ (29,471)

Total assets, excluding goodwill	202,567	-	202,567
Goodwill	55,484	-	55,484
Capital expenditure	-	-	-

NOTE 10 INCOME TAX

The Company and its subsidiaries are subject to income tax on an entity basis on income arising in or derived from the tax jurisdictions in which they operate.

The Company and HLL have not provided for income tax due to continuing loss.  Substantially all of the Company’s income before income tax expenses is generated by its operating subsidiary, Legend Sun, in Hong Kong.

A reconciliation of the expected income tax expense (based on HK income tax rate) to the actual income tax expense is as follows:

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 10, 2011 TO MARCH 31, 2011

NOTE 10 INCOME TAX (…\Cont’d)

	From February 10, 2011 to March 31,2011	Year ended, March 31, 2010
Loss before tax	$ (30,197)	$ (38,008)
HK income tax rate	16.5%	16.5%
Expected income tax expenses calculated at HK income tax rate Deferred tax asset not recognized	(4,983) 13,636	(6,271) 6,271
Temporary difference	(7,927)	-
Actual income tax credit	$ 726	$ -

The Company's income tax provision in respect of operations in Hong Kong is calculated at the applicable tax rates on the estimated assessable profits for the year based on existing legislation, interpretations and practices in respect thereof. The standard tax rate applicable to the Company was 16.5%. No deferred tax liability has been provided as the amount involved is immaterial.

NOTE 11 OPERATING LEASE COMMITMENTS

The Company entered into a rent agreement on June 1, 2009 to lease premises for operation of our Company-owned restaurant for a term of 5 years at a monthly rental rate of $6,667 for the first three years and $8,333 for the last two years.

A of March 31, 2011, the total future minimum lease payments under non-cancellable operating lease in respect of leased premises are payable as follows:-

Year ended March 31,
2012	$ 92,602
2013	15,433
Total	$ 108,035

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 10, 2011 TO MARCH 31, 2011

NOTE 12 RELATED PARTY TRANSACTIONS

Balance with related party

	March 31, 2011	March 31, 2010
Payable to stockholder:
- Cheung Ming, stockholder	$ 131,688	$94,669
Amount received from stockholder for the period from February 10, 2011 to March 31, 2011 and year ended March 31, 2010 Due from related party:	$ 37,019	$38,008
- Beijing Kenon Bistro Catering Limited (“BJ Kenon”) (Common stockholder, Gu Yao)	$ 12,984	$ -
Amount paid to BJ Kenon for the period from February 10, 2011 to March 31, 2011 and year ended March 31, 2010 Due to related party:	$ 11,880	$ -
- Sizegenic Holdings Limited (“Sizegenic”) (Common stockholder, Cheung Ming)	$ 5,923	$ -

Amount received from Sizegenic for the period

from February 10, 2011 to March 31, 2011

        $    1,718

       $           -

and year ended March 31, 2010

- Frascona, Joiner, Goodman and Greenstein, P.C

        $           -

       $           -

 (“FJGG”)

(Common officer, director and shareholder, Gary Joiner)

Amount received from FJGG for the period from

February 10, 2011 to March 31, 2011 and year ended

March 31, 2010

        $           -

       $          -

The payables to stockholder mainly represent payment by Cheung Ming on behalf of the Company for primarily the legal and professional expenses.  This advance is unsecured, non-interest bearing and without fixed repayment term.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 10, 2011 TO MARCH 31, 2011

NOTE 12 RELATED PARTY TRANSACTIONS (…/Cont’d)

The Company had receivables and payables from/to related parties. The receivable from BJ Kenon mainly represents the first year annual franchise fee income pursuant to the franchise agreement for a term of 3 years entered on April 1, 2010.

The payable to Sizegenic mainly represents franchise fee expenses pursuant to the related franchise agreements in place.

NOTE 13 CERTAIN RISK AND CONCENTRATION

Credit risk

As of March 31, 2011 and 2010, substantially all of the Company’s cash included bank deposits in accounts maintained within Hong Kong, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

There were no significant customers or vendors which accounts for 10% or more of the Company’s revenues or purchases during the periods presented.

NOTE 14 SUBSEQUENT EVENT

As reported in a Current Report on Form 8-K dated May 16, 2011, and filed with the Securities and Exchange Commission on June 3, 2011, Mr. Cheung Ming resigned from his positions as President, Chief Executive Officer, Director and Chairman of the Board of Directors of the Company, and as Director of the Company’s subsidiary, HLL, on May 16, 2011.  On May 16, 2011, the Board of Directors appointed Mr. Cheung Sing as President, Chief Executive Officer and as Chairman of the Board of Directors of the Company, and as Director of the Company’s subsidiary, HLL

HIPPO LACE LIMITED

FOR THE PERIOD FROM
APRIL 1, 2010 TO FEBRUARY 9, 2011

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	1
Consolidated Balance Sheets as of February 9,2011 and March 31, 2010	2

Consolidated Statements of Income and
Comprehensive Income for the Period from February 24, 2010 to March 31, 2010 and from April 1, 2010 to February 9, 2011	3

Consolidated Statement of Stockholder’s Equity
for the Period from February 24, 2010 to March 31, 2010 and from April 1, 2010 to February 9, 2011	4

Consolidated Statements of Cash Flows
for the Period from February 24, 2010 to March 31, 2010 and from April 1, 2010 to February 9, 2011	5 -6

Notes to the Consolidated Financial Statements	7 – 22

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

HIPPO LACE LIMITED

We have audited the accompanying consolidated balance sheet of Hippo Lace Limited and subsidiary (the “Company”) as of February 9, 2011, and the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the period from April 1, 2010 to February 9, 2011. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hippo Lace Limited and subsidiary as of February 9, 2011, and the consolidated results of its operations and its cash flows for the period from April 1, 2010 to February 9, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY VOCATION HK CPA LIMITED

UHY VOCATION HK CPA LIMITED

Certified Public Accountants

Hong Kong, the People’s Republic of China,

August 8, 2011

HIPPO LACE LIMITED
CONSOLIDATED BALANCE SHEETS

	February 9, 2011	March 31, 2010
ASSETS
CURRENTS ASSETS
Cash	$ 14,088	$ 15,322
Due from related party	12,985	-
Accounts receivable	10,273	-
Other receivable	5,851	36,551
Prepaid expenses	5,668	-
Inventories	_______-	2,604
Total current assets	48,865	54,477

Property and equipment, net	108,883	124,789
Security deposits	41,216	41,077
Goodwill	32,560	32,560

TOTAL ASSETS	$ 231,524	$ 252,903

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 22,059	$ 32,673
Income tax payable	6,732	2,421
Due to related party	6,980	8,812
Stockholder's loan	184,226	_____ -
TOTAL CURRENT LIABILITIES	219,997	43,906

Stockholder's loan	_______ -	196,266

TOTAL LIABILITIES	219,997	240,172

STOCKHOLDER'S EQUITY
Common stock, 50,000 shares authorized without a par value;
1 share issued and outstanding	1	1
Accumulated income	11,526	12,730
TOTAL STOCKHOLDER'S EQUITY	11,527	12,731

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 231,524	$ 252,903

See accompanying notes to consolidated financial statements.

HIPPO LACE LIMITED
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

	For the period from April 1, 2010 to February 9,	For the period from February 24, 2010 to March 31,
	2011	2010
REVENUE
Food and beverage income	$ 289,426	$ 23,695
Franchise and management fee income	22,266	-
	311,692	23,695
Cost of goods sold	(95,732)	(9,008)

Gross profit	215,960	14,687

Operating expenses	_(215,859)	(42,979)

OPERATING INCOME/(LOSS) BEFORE INCOME TAXES	_____101	(28,292)

OTHER INCOME/(EXPENSES)
Other income	4,069	51,997
Other expenses	___(1,064)	(5,136)
TOTAL OTHER INCOME, NET	____3,005	46,861

INCOME BEFORE INCOME TAXES	3,106	18,569

INCOME TAXES EXPENSES	(4,310)	(2,421)

NET (LOSS)/INCOME	(1,204)	$ 16,148

Earnings per common share
Basic and fully diluted	(1,204)	$ 16,148

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1	1
See accompanying notes to consolidated financial statements.

HIPPO LACE LIMITED
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE PERIOD FROM DECEMBER 11, 2009 (INCEPTION) TO MARCH 31, 2010
AND FOR THE PERIOD FROM APRIL 1, 2010 TO FEBRUARY 9, 2011,

	Common Stock			Total
			Retained	stockholder's
	Number	Amount	earnings	equity

Balance at December 11, 2009 (date of inception)
	-	$ -	$ -	$ -
Common stock issued for cash	1	1	-	1
Net income for the period	-	-	12,730	12,730
Balance as of March 31, 2010	1	$ 1	$ 12,730	$ 12,731

Net loss for the period	-	-	(1,204)	(1,204)
Balance as of February 9, 2011	1	$ 1	$ 11,526	$ 11,527
See accompanying notes to consolidated financial statements.

HIPPO LACE LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the period from April 1, 2010 to February 9,	For the period from February 24, 2010 to March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/income	$ (1,204)	$ 16,148
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	20,785	45
Changes in operating assets and liabilities:
Due from related party	(12,985)	-
Account receivable	(10,273)	-
Other receivable	30,700	(25,963)
Inventories	2,604	2,598
Prepaid expenses	(5,668)	9,219
Security deposits	(139)	-
Accounts payable and accrual expenses	(10,614)	15,404
Deposit received	-	(30,817)
Income tax payable	4,311	2,421
Due to related party	(1,832)	8,812
Shareholder’s loan	184,226	-
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	_ _199,911	(2,133)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of subsidiary, net of cash acquired	-	(177,565)
Purchase of property and equipment	__ (4,879)	-
NET CASH USED IN INVESTING ACTIVITIES	_ _(4,879)	(177,565)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment of)/Proceed from stockholder's loan	(196,266)	195,020
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	_ _(196,266)	195,020

NET (DECREASE)/INCREASE IN CASH	_ _(1,234)	15,322
CASH
Beginning of period	_ _15,322	__ -

End of period	$ 14,088	$ 15,322

Supplemental disclosures of cash flow information:
Cash paid for interest	$_ _______-	$ -
Cash paid for income taxes	$_________-	$ -

Cash paid for acquisition of subsidiary, net of cash acquired:

Consideration paid:
Cash paid, net of cash acquired		$ 177,565

Allocated to:
Inventory		$ 5,201
Other receivable and prepaid expenses		19,923
Security deposit		40,960
Property and equipment		124,834
Accounts payable		(7,561)
Accrued expenses		(7,535)
Consultancy deposit received		_(30,817)
		$ 145,005
Value of excess of purchase price over net assets
Acquired allocated to:
Goodwill		$ 32,560

See accompanying notes to consolidated financial statements.

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM APRIL 1, 2010 TO FEBRUARY 9, 2011

NOTE 1 ORGANIZATION

Hippo Lace Limited (“the Company”) was incorporated on December 11, 2009 in the British Virgin Islands (“BVI”) with a maximum authorized share capital of 50,000 ordinary shares. On January 12, 2010, a share was issued for $1 to Mr. Gu Yao, who is the sole shareholder of the Company. The Company principally acts as an investing holding company.

In February 2010, the Company entered into and consummated an agreement with Sizegenic Holdings Limited, a BVI corporation, to acquire 100% interests of its wholly owned subsidiary, Legend Sun Limited (“Legend Sun”). The consideration of $182,982 was paid in full on February 17, 2010 and the share transfer was completed on February 24, 2010. Legend Sun is a limited liability company incorporated and domiciled in Hong Kong and its principal activity is to provide catering services in Hong Kong.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the Hong Kong Dollar, however the accompanying consolidated financial statements have been translated and presented in United States Dollars.

(b)

Principles of Consolidation

The balance sheet as of February, 9, 2011 includes the Company and its wholly-owned subsidiary, Legend Sun. Additionally, the results of operations and cash flows includes the operations for the period from April 1, 2010 to February 9, 2011 of Legend Sun.  All intercompany accounts and transactions have been eliminated

(c)

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include the reserves related to receivables, the recoverability and useful lives of long lived assets and realizable values for inventories.

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM APRIL 1, 2010 TO FEBRUARY 9, 2011

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(d)

Foreign currency translation

Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the period. The related transaction adjustments are reflected in “Accumulated other comprehensive income / (loss)’’ in the equity section of our consolidated balance sheet.

The period-end rates for February 9, 2011 of Hong Kong dollar to one US dollar was 7.7800 respectively; average rates for the period from April 1, 2010 to February 9, 2011 was 7.7644 respectively.

(e)

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and impairment losses. Improvements to leased assets or fixtures are amortized over their estimated useful lives or lease period, whichever is shorter. Expenditures for repairs and maintenance, which do not extend the useful life of the assets, are expensed as incurred.

Depreciation expense is recorded over the asset’s estimated useful lives, using the straight line method, at the following annual rates:-

Furniture and equipment: 10% - 20%, per annum

Computer equipment: 10%, per annum

(f)

Inventories

Inventories consist of finished goods which include food and beverage materials and products for catering service.  Inventories are measured at the lower of cost or market. The cost of inventories comprises all costs of purchases, costs of conversion and other costs incurred in bringing the inventories to their present location and condition and is assigned by using a first-in first-out basis.  Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. The management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM APRIL 1, 2010 TO FEBRUARY 9, 2011

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(g)

Accounts receivables

Accounts receivable are shown net of allowance for doubtful accounts. During the period, there were no bad debts incurred. The Company’s management has established an allowance for doubtful accounts sufficient to cover probable and reasonably estimable losses. The allowance for doubtful accounts considers a number of factors, including collection experience, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable portfolios, industry norms, regulatory decisions and other factors. Management’s policy is to record reserve primarily on a specific identification basis.

(h)

Other receivable

Other receivables mainly consist of consultancy services income receivables.

(i)

Cash

Cash consist of cash on hand and at banks. Substantially all of the Company's cash deposits are held with financial institutions located in Hong Kong. Management believes these financial institutions are of high credit quality.

(j)

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in an acquisition.  Accounting Standards Codification (“ASC”)-350-30-50 “Goodwill and Other Intangible Assets” requires the testing of goodwill and indefinite-lived intangible assets for impairment at least annually.  The Company tests goodwill for impairment in the fourth quarter each year.  Goodwill impairment is computed using the expected present value of associated future cash flows.  There was no impairment of goodwill as of February 9, 2011 and March 31, 2010.

(k)

Impairment of long-lived assets

Long-lived assets are comprised of property and equipment. Pursuant to the provisions of ASC360-10, “Property, plant and equipment”, long-lived assets to be held and used are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable by comparing the undiscounted cash flows associated with the assets to their carrying amounts. If such a review indicates an impairment, the carrying amount would be reduced to fair value.

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM APRIL 1, 2010 TO FEBRUARY 9, 2011

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(k)

Impairment of long-lived assets (…/Cont’d)

Based on the Company’s assessment, there were no events or changes in circumstances that would indicate any impairment of long-lived assets as of February 9, 2011 and March 31, 2010.

(l)

Accounts payable and accrued expenses consist of the following:

	As of	As of
	February 9, 2011	March 31, 2010

Accounts payable	14,049	$ 6,049
Accrued expenses
Legal and professional fees	5,264	16,000
Payroll and other operating expenses	2,746	10,624
	22,059	$ 32,673

(m)

Fair value measurements

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC Topic 820 also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM APRIL 1, 2010 TO FEBRUARY 9, 2011

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(m)

Fair value measurements (…/Cont’d)

The carrying values of cash, accounts and other receivables, accounts payable and accrued expenses, and short-term borrowings approximate fair values due to their short maturities.

There was no asset or liability measured at fair value on a non-recurring basis as of February 9, 2011 and March 31, 2010.

(n)

Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with ASC 740 “Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be effective when the differences are expected to reverse.

Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of income in the period that includes the enactment date.

The Company adopted ASC 740 which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

(o)

Other comprehensive income

The Company has adopted ASC 220 “Comprehensive Income”.  This statement establishes rules for the reporting of comprehensive income and its components.  Comprehensive income consists of net income and foreign currency translation adjustments.

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM APRIL 1, 2010 TO FEBRUARY 9, 2011

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(p)

Revenue recognition

Revenue represents the invoiced value of goods sold or services provided.  Revenue is recognized when all the following criteria are met:

(i)

Persuasive evidence of an arrangement exists.

(ii)

Services had been rendered.

(iii)

The seller’s price to the buyer is fixed or determinable, and

(iv)

Collectivity is reasonably assured.

Revenue from sales is recognized when food and beverage products are sold. Other income from tips are recognized on the cash basis.  Franchise fee income on the annual fee for sublicensing of the brand name and trademark “Caffe Kenon” and the 10% management fee on eligible monthly net income of subfranchisee are recognized after granting the non-exclusive rights and all contractual obligation are performed and report of net income from subfranchisee respectively.  The franchise fee income of $22,266 recognized for the period from April 1, 2010 to February 9, 2011 represents;

1st annual subfranchise fee (HK$80,000) from Sino Wish Limited

$10,272

1st annual subfranchise fee (RMB80,000) from Beijing Kenon Catering Ltd.     11,880

10% subfranchise management fee from Sino Wish Limited

       114

            $22,266

(q)

Employee benefits

The Company operates a Mandatory Provident Fund Scheme (the "MPF Scheme") under the Hong Kong Mandatory Provident Fund Schemes Ordinance for those employees employed under the jurisdiction of the Hong Kong Employment Ordinance. The MPF Scheme is a defined contribution scheme, the assets of which are held in separate trustee-administered funds. The Company's contributions to the scheme are expensed as incurred and are vested in accordance with the scheme' vesting scales.

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM APRIL 1, 2010 TO FEBRUARY 9, 2011

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(r)

Segment information

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s operating segments. Management, including the chief operating decision maker, reviews operating results solely by monthly revenue and operating results of Legend Sun, the operating subsidiary in Hong Kong. As such, management has determined that Legend Sun is the Company’s only operating segment. As the Company’s operations and customers are principally all located in Hong Kong, no geographic information has been presented.

(s)

Commitments and contingencies

In the normal course of business, the Company is subject to contingencies, including legal proceedings and environmental claims arising out of the normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter.

As of February 9, 2011 and March 31, 2010, the Company's management has evaluated all such proceedings and claims. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

(t)

Recent Accounting Pronouncements

We describe below recent pronouncements that have had or may have a significant effect on our financial statements. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or disclosures.

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM APRIL 1, 2010 TO FEBRUARY 9, 2011

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(t)

Recent Accounting Pronouncements (…/Cont’d)

In January 2010, the FASB issued new accounting guidance, under ASC Topic 820 on Fair Value Measurements and Disclosures. The guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The guidance now requires a reporting entity to use judgment in determining the appropriate classes of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009. As this standard relates specifically to disclosures, the adoption did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued new accounting guidance, under ASC Topic 855 on Subsequent Events, which requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirements that an SEC filer disclose the date through which subsequent events have been evaluated.  The guidance was effective upon issuance. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

NOTE 3 BUSINESS ACQUISITION

In February 2010, the Company entered into a sale and purchase agreement with Sizegenic Holdings Limited, a BVI corporation, to acquire its wholly owned subsidiary, (“Legend Sun”). Pursuant to the sale and purchase agreement, the Company agreed to pay total consideration of $182,982 (approximate HK$1,425,024) in exchange for 100% ownership of Legend Sun. Legend Sun is a Hong Kong company and it principally engages in provision of catering services in Hong Kong.  Cheung Ming is the sole shareholder of Sizegenic.  There was no relationship between Gu Yao and Sizegenic or Cheung Ming prior to the sale of Legend Sun. The fair values of the assets acquired and liabilities assumed at the date of acquisition as determined in accordance with ASC 805, and the purchase price allocation at the date of acquisition, were as follows:

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM APRIL 1, 2010 TO FEBRUARY 9, 2011

NOTE 3 BUSINESS ACQUISITION (…\Cont’d)

Consideration paid:
Cash paid	$ 182,982
Cash acquired	(5,417)
Cash paid, net of cash acquired	177,565

Allocated to:
Inventory	$ 5,201
Other receivable and prepaid expenses	19,923
Security deposit	40,960
Property and equipment	124,834
Accounts payable	(7,561)
Accrued expenses Consultancy deposit received	(7,535) (30,817)
Net tangible assets	$ 145,005

Value of excess of purchase price over net assets
Acquired allocated to:
Goodwill	$ 32,560

NOTE 4 INVENTORIES

Inventories are stated at lower of cost or market.  Inventories represent finished goods include food and beverage materials and products for catering services.

NOTE 5 PROPERTY AND EQUIPMENT

Property and equipment of the Company consist primarily of restaurant facilities and equipment owned and operated by the Company's wholly owned subsidiaries. Property and equipment as of February 9, 2011 and March 31, 2010 are summarized as follows:

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM APRIL 1, 2010 TO FEBRUARY 9, 2011

NOTE 5 PROPERTY AND EQUIPMENT (…\Cont’d)

	February 9, 2011	March 31, 2010
Furniture & equipment	$ 51,835	$ 46,956
Leasehold improvement	86,001	86,001
Computer equipment	7,066	7,066
	________	_________
Total	144,902	140,023
Accumulated depreciation and amortization	(36,019)	(15,234)
Balance as at period ended	$108,883	$ 124,789

Depreciation and amortization expense for the period from April 1, 2010 to February 9, 2011 and for the period from February 24, 2010 to March 31, 2010 were $20,785 and $451 respectively.

NOTE 6 SECURITY DEPOSITS

Security deposits mainly consist of five months rental and management fee security deposits, electricity and water meter deposits for company owned restaurant, and was recorded by the time of payment. Security and deposits as of February 9, 2011 are summarized as follows:

Rental and management fee security deposit

$    35,888

Electricity deposit

        3,595

Water deposit

           771

Food supplies deposit

          962

 $  41,216

NOTE 7 COST OF GOOD SOLD

Cost of goods sold consists of finished goods include food and beverage materials and products for catering services sold by company-owned restaurant and the subfranchise annual fee expenses.

NOTE 8 OPERATING EXPENSES

Operating expenses consist of the following for the period from April 1, 2010 to February 9, 2011 and for the period from February 24, 2010 to March 31, 2010:

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM APRIL 1, 2010 TO FEBRUARY 9, 2011

NOTE 8 OPERATING EXPENSES (…\Cont’d)

	Period from April 1, 2010 to February 9, 2011	Period from February 24, 2010 to March 31, 2010
Staff costs Property rent, rate and management fee Electricity and utilities Depreciation	$ 65,787 74,363 17,481 20,785	$ 11,059 9,409 1,879 45
Professional and audit fee	9,604	16,153
Others	27,839	4,434
Total	$215,859	$ 42,979

NOTE 9 FRANCHISE ARRANGEMENTS

Franchise arrangements are pursuant to franchise agreements entered by the Company as the franchisee and Sizegenic Holdings Limited as the franchisor include payment of franchise fee payable on anniversary basis and continuing monthly management fee base upon a percent of franchisees’ net income after tax to Sizegenic throughout the term of franchise.  Under this arrangement, two franchise agreements are entered in February and March 2010 respectively in which the Company is granted the right to operate a café bistro using the brand name “Caffe Kenon” for a term of 3 years and sublicense the right to two subfranchisees in Hong Kong and Beijing respectively to use brand name “caffe Kenon” to operate a café bistro for a term of 3 years commencing from April 1, 2010.  Franchise fee expenses on the use of the license of the brand name and trademark “Caffe Kenon” is recorded upon the granting of the non-exclusive rights by Sizegenic as the fee is non-refundable to and non-cancellable by the Company.  Franchise fee income on the sublicensing of the brand name and trademark “Caffe Kenon” is recognized upon the granting of the non-exclusive rights  to the franchisee as the fee is non-refundable to and non-cancellable by the franchisee and the Company has no further obligations since they are all assumed  by franchisee throughout the term.  The franchisee and the subfranchisees  pay related occupancy costs including rent, property management fee and government rent and rates, insurance and maintenance for their owned restaurant.  Franchisor has no obligation to any legal consequences arose from what the franchisee and subfranchisees assumed.

The franchisee and subfranchisees have the right to renew for one additional term equal to the initial term granted under Franchisor’s franchise agreement after expiration  of the initial term provided that franchisee and subfranchisees have, during the term of the agreement, substantially complied with all its provisions.  Franchisee and subfranchisees must pay franchisor, three months prior to the date of renewal, a renewal fee to be agreed between franchisor and the franchisee/subfranchisees.

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM APRIL 1, 2010 TO FEBRUARY 9, 2011

NOTE 9 FRANCHISE ARRANGEMENTS (…/Cont’d)

Franchise and management fee expenses due to Sizegenic are as follows:

	As of February 9, 2011	As of March 31, 2010
Annual fee expenses for Company and subfranchisee-owned restaurant	-	$ 5,136

Management fee expense

         -

-

  $ 5,136

Future minimum franchise fee payments due from the Company under existing franchise and subfranchise arrangements are:

Year Ended March 31,

2011	$ 20,544
2012	20,544
2013	5,136
Total	$ 46,224

Future minimum franchise fee payments due to the Company under existing subfranchise arrangements are:

Year Ended March 31,

2011	$ 22,152
2012	16,472
2013	10,272
Total	$ 48,896

NOTE 10 SEGMENT INFORMATION

The Company has two reportable segments that include franchised to operate an owned Caffe Kenon in Hong Kong and subfranchise to operate two Caffe Kenon in Hong Kong and Beijing respectively.

Each reportable segment is separately organized and focuses on different customer groups of consumers and subfranchisees.  Each reportable segment prepares a stand-alone set of financial reporting package including information such as revenue, expenses, and goodwill, and the package is regularly reviewed by the Chief Executive Officer.

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM APRIL 1, 2010 TO FEBRUARY 9, 2011

NOTE 10 SEGMENT INFORMATION (…\Cont’d)

The following is a summary of relevant information relating to each segment reconciled to amount son the accompanying consolidated financial statements for the period from April 1, 2010 to February 9, 2011.

	Franchise	Subfranchise	Total
Revenue	$ 289,426	$ 22,266	$ 311,692

Depreciation and amortization	20,785	-	20,785

Cost of revenues and operating expenses
excluding depreciation and amortization	278,972	11,834	290,806

Operating income/(loss)	(10,331)	10,432	101
Other income	4,069	-	4,069

Other expenses	1,064	-	1,064

Total other income, net	3,005	-	3,005

Income tax	2,589	1,721	4,310

Net income after tax	($ 9,915)	$ 8,711	($ 1,204)

Total assets, excluding goodwill	176,698	22,266	198,964

Goodwill	32,560	-	32,560

Capital expenditure	4,879	-	4,879

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM APRIL 1, 2010 TO FEBRUARY 9, 2011

NOTE 11 INCOME TAX

The Company and its subsidiaries are subject to income tax on an entity basis on income arising in or derived from the tax jurisdictions in which they operate.

Substantially all of the Company’s income before income tax expenses is generated by its operating subsidiary, Legend Sun, in Hong Kong.

A reconciliation of the expected income tax expense (based on HK income tax rate) to the actual income tax expense is as follows:

	Period from April 1, 2010 to February 9, 2011	Period from February 24, 2010 to March 31, 2010
Income before tax	3,106	$ 18,569
HK income tax rate	16.5%	16.5%
Expected income tax expenses calculated at
HK income tax rate	512	3,064
Temporary difference	3,798	(643)
Actual income tax expense	4,310	$ 2,421

The Company's income tax provision in respect of operations in Hong Kong is calculated at the applicable tax rates on the estimated assessable profits for the year based on existing legislation, interpretations and practices in respect thereof. The standard tax rate applicable to the Company was 16.5%. No deferred tax liability has been provided as the amount involved is immaterial.

NOTE 12 OPERATING LEASE COMMITMENTS

The Company entered into a rent agreement on June 1, 2009 to lease premises for operation of our Company-owned restaurant for a term of 5 years at a monthly rental rate of $6,667 for the first three years and $8,333 for the last two years.

A of February 9, 2011, the total future minimum lease payments under non-cancellable operating lease in respect of leased premises are payable as follows:-

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM APRIL 1, 2010 TO FEBRUARY 9, 2011

NOTE 12 OPERATING LEASE COMMITMENTS (…\Cont’d)

Year ended March 31,
2011	$ 10,959
2012	80,004
2013	96,664
2014	99,996
2015	16,666
Total	$ 304,289

NOTE 13 RELATED PARTY TRANSACTIONS

Balance with related party

	February 9, 2011	March 31, 2010
Stockholder’s loan:
- Gu Yao, stockholder	$ 184,226	$196,266
Due from related party:
- Beijing Kenon Bistro Catering Limited (“BJ Kenon”) (Under common control of Gu Yao)	$ 12,985	-
Due to related party:
- Sizegenic Holdings Limited (“Sizegenic”) (Common stockholder, Cheung Ming)	6,980	$ 8,812

The stockholder’s loan mainly represents the loan advance to the Company by Gu Yao to substantiate the needs of day-to-day operational expenses and working capital.  This loan agreement was entered by the Company and Gu Yao on December 11, 2009 for a term of 2 years. This loan is unsecured, non-interest bearing and repayable within one year on December 11, 2011.

The Company had receivables and payables from/to related parties. The receivables from BJ Kenon represents the first year annual franchise fee income pursuant to the franchise agreement for a term of 3 years entered on April 1, 2010.

The payables to Sizegenic as of March 31, 2010 and February 9, 2011 mainly represents franchise annual and management fee expenses pursuant to the related franchise agreements in place.

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM APRIL 1, 2010 TO FEBRUARY 9, 2011

NOTE 14 CERTAIN RISK AND CONCENTRATION

Credit risk

As of February 9, 2011 and March 31, 2010, substantially all of the Company’s cash included bank deposits in accounts maintained within Hong Kong, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

There were no significant customers or vendors which accounts for 10% or more of the Company’s revenues or purchases during the periods presented.

NOTE 15 SUBSEQUENT EVENT

On February 10, 2011, the Company and the sole shareholder Mr. Gu Yao entered into Share Exchange Agreement with Studio II Brands, INC. (“Studio II”), a Florida corporation whereby Studio II agreed to issue 2,291,100 shares of the common stock to Mr. Gu Yao to acquire all of the issued and outstanding shares of common stock of the Company. Upon consummation of the transaction, Studio II would become the ultimate holding entity of the Company.  The exchange transaction was a private placement transaction, and the shares issued in the exchange transaction were not registered under the Securities Act of 1933, in reliance upon exemptions from registration provided by Section 4(2) of the Securities Act and by Regulation S promulgated under the Securities Act. Accordingly, all shares issued in the exchange transaction will constitute “restricted securities” as defined in Rule 144 under the Securities Act of 1933.

HIPPO LACE LIMITED

FOR THE PERIOD FROM
FEBRUARY 24, 2010 TO MARCH 31, 2010

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page
Report of Independent Registered Public Accounting Firm	1
Consolidated Balance Sheet as of March 31, 2010	2

Consolidated Statement of Income and
Comprehensive Income for the Period from February 24, 2010 to March 31, 2010	3

Consolidated Statement of Stockholder’s Equity
for the Period from February 24, 2010 to March 31, 2010	4

Consolidated Statement of Cash Flows
for the Period from February 24, 2010 to March 31, 2010	5 -6

Notes to the Consolidated Financial Statements	7 – 19

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

HIPPO LACE LIMITED

We have audited the accompanying consolidated balance sheet of Hippo Lace Limited and subsidiary (the “Company”) as of March 31, 2010, and the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the period from February 24, 2010 to March 31, 2010. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hippo Lace Limited and subsidiary as of March 31, 2010, and the consolidated results of its operations and its cash flows for the period from February 24, 2010 to March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY VOCATION HK CPA LIMITED

UHY VOCATION HK CPA LIMITED

Certified Public Accountants

Hong Kong, the People’s Republic of China,

August 8, 2011

HIPPO LACE LIMITED
CONSOLIDATED BALANCE SHEET

March 31, 2010
ASSETS
CURRENTS ASSETS
Cash	$ 15,322
Other receivable	36,551
Inventories	2,604
Total current assets	54,477

Property and equipment, net	124,789
Security deposits	41,077
Goodwill	32,560

TOTAL ASSETS	$ 252,903

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 32,673
Income tax payable	2,421
Due to related party	8,812
TOTAL CURRENT LIABILITIES	43,906

Stockholder's loan	196,266

TOTAL LIABILITIES	240,172

STOCKHOLDER'S EQUITY
Common stock ,50,000 shares authorized without a par value;
1 share issued and outstanding	1
Retained earnings	12,730
TOTAL STOCKHOLDER'S EQUITY	12,731

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 252,903

See accompanying notes to consolidated financial statements.

HIPPO LACE LIMITED
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the period from February 24, 2010 to March 31,
2010
REVENUE
Food and beverage income	$ 23,695
Cost of goods sold	(9,008)

Gross profit	14,687

Operating expenses	(42,979)

OPERATING LOSS BEFORE INCOME TAXES	(28,292)

OTHER INCOME/(EXPENSES)
Other income	51,997
Other expenses	(5,136)
TOTAL OTHER INCOME, NET	46,861

INCOME BEFORE INCOME TAXES	18,569

INCOME TAXES EXPENSES	(2,421)

NET INCOME	$ 16,148

Earnings per common share
Basic and fully diluted	$ 16,148

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1
See accompanying notes to consolidated financial statements.

HIPPO LACE LIMITED
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE PERIOD FROM DECEMBER 11, 2009 (INCEPTION) TO MARCH 31, 2010
,
	Common Stock			Total
			Retained	stockholder's
	Number	Amount	earnings	equity

Balance at December 11, 2009 (date of inception)
	-	$ -	$ -	$ -
Common stock issued for cash	1	1	-	1
Net loss from inception to February 23, 2010	-	-	(3,418)	(3,418)
Balance as of February 23, 2010	1	$ 1	$ (3,418)	$ (3,417)

Net income for the period from February 24, 2010 to March 31, 2010	-	-	16,148	16,148
Balance as of March 31, 2010	1	$ 1	$ 12,730	$ 12,731

See accompanying notes to consolidated financial statements.

HIPPO LACE LIMITED
CONSOLIDATED STATEMENT OF CASH FLOWS
For the period from February 24, 2010 to March 31,
2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 16,148
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	45
Changes in operating assets and liabilities:
Other receivable	(25,963)
Inventories	2,598
Prepaid expenses	9,219
Accounts payable and accrual expenses	15,404
Deposit received	(30,817)
Income tax payable	2,421
Due to related party	8,812
NET CASH USED IN OPERATING ACTIVITIES	(2,133)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of subsidiary, net of cash acquired	(177,565)
NET CASH USED IN INVESTING ACTIVITIES	(177,565)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from stockholder's loan	195,020
NET CASH PROVIDED BY FINANCING ACTIVITIES	195,020

NET INCREASE IN CASH	15,322
CASH
Beginning of period	-

End of period	$ 15,322

Supplemental disclosures of cash flow information:
Cash paid for interest	$ ___ -
Cash paid for income taxes	$ ___ -

Cash paid for acquisition of subsidiary, net of cash acquired:

Consideration paid:
Cash paid, net of cash acquired	$ 177,565

Allocated to:
Inventory	$ 5,201
Other receivable and prepaid expenses	19,923
Security deposit	40,960
Property and equipment	124,834
Accounts payable	(7,561)
Accrued expenses	(7,535)
Consultancy deposit received	___(30,817)
$ 145,005
Value of excess of purchase price over net assets
acquired allocated to:
Goodwill	$ 32,560

See accompanying notes to consolidated financial statements

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 24, 2010 TO MARCH 31, 2010

NOTE 1 ORGANIZATION

Hippo Lace Limited (“the Company”) was incorporated on December 11, 2009 in the British Virgin Islands (“BVI”) with a maximum authorized share capital of 50,000 ordinary shares. On January 12, 2010, a share was issued for $1 to Mr. Gu Yao, who is the sole shareholder of the Company. The Company principally acts as an investing holding company.

In February 2010, the Company entered into and consummated an agreement with Sizegenic Holdings Limited, a BVI corporation, to acquire 100% interests of its wholly owned subsidiary, Legend Sun Limited (“Legend Sun”). The consideration of $182,982 was paid in full on February 17, 2010 and the share transfer was completed on February 24, 2010. Legend Sun is a limited liability company incorporated and domiciled in Hong Kong and its principal activity is to provide catering services in Hong Kong.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the Hong Kong Dollar, however the accompanying consolidated financial statements have been translated and presented in United States Dollars.

(b)

Principles of Consolidation

The balance sheet as of March 31, 2010 includes the Company and its wholly-owned subsidiary, Legend Sun. Additionally, the results of operations and cash flows includes the operations for the period from February 24, 2010 to March 31, 2010 of Legend Sun. All intercompany accounts and transactions have been eliminated

(c)

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include the reserves related to receivables, the recoverability and useful lives of long lived assets and realizable values for inventories.

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 24, 2010 TO MARCH 31, 2010

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(d)

Foreign currency translation

Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the period. The related transaction adjustments are reflected in “Accumulated other comprehensive income / (loss)’’ in the equity section of our consolidated balance sheet. The period-end rates for March 31, 2010 of Hong Kong dollar to one US dollar was 7.7800 respectively; average rates for the period from February 24, 2010 to March 31, 2010 was 7.7644 respectively.

(e)

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and impairment losses. Improvements to leased assets or fixtures are amortized over their estimated useful lives or lease period, whichever is shorter. Expenditures for repairs and maintenance, which do not extend the useful life of the assets, are expensed as incurred.

Depreciation expense is recorded over the asset’s estimated useful lives, using the straight line method, at the following annual rates:-

Furniture and equipment: 10% - 20%, per annum

Computer equipment: 10%, per annum

(f)

Inventories

Inventories consist of finished goods which include food and beverage materials and products for catering service.  Inventories are measured at the lower of cost or market. The cost of inventories comprises all costs of purchases, costs of conversion and other costs incurred in bringing the inventories to their present location and condition and is assigned by using a first-in first-out basis.  Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. The management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 24, 2010 TO MARCH 31, 2010

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(g)

Accounts receivables

Accounts receivable are shown net of allowance for doubtful accounts. During the period, there were no bad debts incurred. The Company’s management has established an allowance for doubtful accounts sufficient to cover probable and reasonably estimable losses. The allowance for doubtful accounts considers a number of factors, including collection experience, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable portfolios, industry norms, regulatory decisions and other factors. Management’s policy is to record reserve primarily on a specific identification basis.

(h)

Other receivable

Other receivables mainly consist of consultancy services income receivables.

(i)

Cash

Cash consist of cash on hand and at banks. Substantially all of the Company's cash deposits are held with financial institutions located in Hong Kong. Management believes these financial institutions are of high credit quality.

(j)

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in an acquisition.  Accounting Standards Codification (“ASC”)-350-30-50 “Goodwill and Other Intangible Assets” requires the testing of goodwill and indefinite-lived intangible assets for impairment at least annually.  The Company tests goodwill for impairment in the fourth quarter each year.  Goodwill impairment is computed using the expected present value of associated future cash flows.  There was no impairment of goodwill as of March 31, 2010.

(k)

Impairment of long-lived assets

Long-lived assets are comprised of property and equipment. Pursuant to the provisions of ASC360-10, “Property, plant and equipment”, long-lived assets to be held and used are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable by comparing the undiscounted cash flows associated with the assets to their carrying amounts. If such a review indicates an impairment, the carrying amount would be reduced to fair value.

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 24, 2010 TO MARCH 31, 2010

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

Based on the Company’s assessment, there were no events or changes in circumstances that would indicate any impairment of long-lived assets as of March 31, 2010.

(l)

Accounts payable and accrued expenses consist of the following:

As of
March 31, 2010

Accounts payable	$ 6,049
Accrued expenses
Legal and professional fees	16,000
Payroll and other operating expenses	10,624
$ 32,673

(m)

Fair value measurements

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC Topic 820 also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

The carrying values of cash, accounts and other receivables, accounts payable and accrued expenses, and short-term borrowings approximate fair values due to their short maturities.

There was no asset or liability measured at fair value on a non-recurring basis as of March 31, 2010.

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 24, 2010 TO MARCH 31, 2010

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(n)

Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with ASC 740 “Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be effective when the differences are expected to reverse.

Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of income in the period that includes the enactment date.

The Company adopted ASC 740 which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

(o)

Other comprehensive income

The Company has adopted ASC 220 “Comprehensive Income”.  This statement establishes rules for the reporting of comprehensive income and its components.  Comprehensive income consists of net income and foreign currency translation adjustments.

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 24, 2010 TO MARCH 31, 2010

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(p)

Revenue recognition

Revenue represents the invoiced value of goods sold or services provided.  Revenue is recognized when all the following criteria are met:

a.

Persuasive evidence of an arrangement exists.

b.

Services had been rendered.

c.

The seller’s price to the buyer is fixed or determinable, and

d.

Collectivity is reasonably assured.

Revenue from sales is recognized when food and beverage products are sold. Other income from consultancy services is recognized on the accrual basis i.e. when the services are rendered and tips are recognized on the cash basis

(q)

Employee benefits

The Company operates a Mandatory Provident Fund Scheme (the "MPF Scheme") under the Hong Kong Mandatory Provident Fund Schemes Ordinance for those employees employed under the jurisdiction of the Hong Kong Employment Ordinance. The MPF Scheme is a defined contribution scheme, the assets of which are held in separate trustee-administered funds. The Company's contributions to the scheme are expensed as incurred and are vested in accordance with the scheme' vesting scales.

(r)

Segment information

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s operating segments. Management, including the chief operating decision maker, reviews operating results solely by monthly revenue and operating results of Legend Sun, the operating subsidiary in Hong Kong. As such, management has determined that Legend Sun is the Company’s only operating segment. As the Company’s operations and customers are principally all located in Hong Kong, no geographic information has been presented.

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 24, 2010 TO MARCH 31, 2010

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(s)

Commitments and contingencies

In the normal course of business, the Company is subject to contingencies, including legal proceedings and environmental claims arising out of the normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter.

As of March 31, 2010, the Company's management has evaluated all such proceedings and claims. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

(t)

Recently Issued Accounting Pronouncements

We describe below recent pronouncements that have had or may have a significant effect on our financial statements. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or disclosures.

In January 2010, the FASB issued new accounting guidance, under ASC Topic 820 on Fair Value Measurements and Disclosures. The guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The guidance now requires a reporting entity to use judgment in determining the appropriate classes of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009. As this standard relates specifically to disclosures, the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

(t)

Recently Issued Accounting Pronouncements (…/Cont’d)

In February 2010, the FASB issued new accounting guidance, under ASC Topic 855 on Subsequent Events, which requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirements that an SEC filer disclose the date through which subsequent events have been evaluated.  The guidance was effective upon issuance. The adoption of the guidance did not have a material impact on the Company’s condensed consolidated financial statements.

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 24, 2010 TO MARCH 31, 2010

NOTE 3 BUSINESS ACQUISITION

In February 2010, the Company entered into a sale and purchase agreement with Sizegenic Holdings Limited, a BVI corporation, to acquire its wholly owned subsidiary, (“Legend Sun”). Pursuant to the sale and purchase agreement, the Company agreed to pay total consideration of $182,982 (approximate HK$1,425,024) in exchange for 100% ownership of Legend Sun. Legend Sun is a Hong Kong company and it principally engages in provision of catering services in Hong Kong. Cheung Ming is the sole shareholder of Sizegenic.  There was no relationship between Gu Yao and Sizegenic or Cheung Ming prior to the sale of Legend Sun. The fair values of the assets acquired and liabilities assumed at the date of acquisition as determined in accordance with ASC 805, and the purchase price allocation at the date of acquisition, were as follows:

Consideration paid:
Cash paid	$ 182,982
Cash acquired	(5,417)
Cash paid, net of cash acquired	177,565

Allocated to:
Inventory	$ 5,201
Other receivable and prepaid expenses	19,923
Security deposit	40,960
Property and equipment	124,834
Accounts payable	(7,561)
Accrued expenses Consultancy deposit received	(7,535) (30,817)
Net tangible assets	$ 145,005

Value of excess of purchase price over net assets
Acquired allocated to:
Goodwill	$ 32,560

NOTE 4 INVENTORIES

Inventories are stated at lower of cost or market.  Inventories represent finished goods include food and beverage materials and products for catering services.

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 24, 2010 TO MARCH 31, 2010

NOTE 5 PROPERTY AND EQUIPMENT

Property and equipment of the Company consist primarily of restaurant facilities and equipment owned and operated by the Company's wholly owned subsidiaries. Property and equipment as of March 31, 2010 are summarized as follows:

March 31, 2010
Furniture & equipment	$ 46,956
Leasehold improvement	86,001
Computer equipment	7,066
_________
Total	140,023
Accumulated depreciation and amortization	(15,234)
Balance as at period ended	$ 124,789

Depreciation and amortization expense for the period from February 24 to March 31, 2010 was $45.

NOTE 6 SECURITY DEPOSITS

Security deposits mainly consist of five months rental and management fee security deposits, electricity and water meter deposits for company owned restaurant, and was recorded by the time of payment. Security and deposits as of March 31, 2010 are summarized as follows:

Rental and management fee security deposit

$    35,888

Electricity deposit

        3,595

Water deposit

           771

Food supplies deposit

           706

Other deposit

           117

$    41,077

NOTE 7 COST OF GOODS SOLD

Cost of goods sold consists of finished goods include food and beverage materials and products for catering services sold by company-owned restaurant and the subfranchise annual fee expenses.

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 24, 2010 TO MARCH 31, 2010

NOTE 8 OPERATING EXPENSES

Operating expenses consist of the period from February 24, 2010 to March 31, 2010

Staff costs Property rent, rate and management fee Electricity and utilities Depreciation	$ 11,059 9,409 1,879 45
Professional and audit fee	16,147
Others	4,440
Total	$ 42,979

NOTE 9 FRANCHISE ARRANGEMENTS

Franchise arrangements are pursuant to franchise agreements entered by the Company as the franchisee and Sizegenic Holdings Limited as the franchisor include payment of franchise fee payable on anniversary basis and continuing monthly management fee base upon a percent of franchisees’ net income after tax to Sizegenic throughout the term of franchise.  Under this arrangement, two franchise agreements are entered in February and March 2010 respectively in which the Company is granted the right to operate a café bistro using the brand name “Caffe Kenon” for a term of 3 years and subfranchise the right to two subfranchisees in Hong Kong and Beijing respectively to use brand name “caffe Kenon” to operate a café bistro for a term of 3 years commencing from April 1, 2010.  Franchise fee expenses on the use of the license of the brand name and trademark “Caffe Kenon” is recorded upon the granting of the non-exclusive rights by Sizegenic as the fee is non-refundable to and non-cancellable by the Company.  Franchise fee income on the sublicensing of the brand name and trademark “Caffe Kenon” is recognized upon the granting of the non-exclusive rights  to the franchisee as the fee is non-refundable to and non-cancellable by the franchisee and the Company has no further obligations since they are all assumed  by franchisee throughout the term.  The franchisee and the subfranchisees pay related occupancy costs including rent, property management fee and government rent and rates, insurance and maintenance for their owned restaurant respectively.  Franchisor has no obligation to any legal consequences arose from what the franchisee and subfranchisees assumed.

The franchisee and subfranchisees have the right to renew for one additional term equal to the initial term granted under Franchisor’s franchise agreement after expiration  of the initial term provided that franchisee and subfranchisees have, during the term of the agreement, substantially complied with all its provisions.  Franchisee and subfranchisees must pay franchisor, three months prior to the date of renewal, a renewal fee to be agreed between franchisor and the franchisee/subfranchisees. No franchise and management fee income recognized from subfranchisee as fees are accounted for the period.

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 24, 2010 TO MARCH 31, 2010

NOTE 9 FRANCHISE ARRANGEMENTS (…\Cont’d)

Franchise and management fee expenses due to Sizegenic are as follows:

February 24, 2009 to March 31, 2010
Franchise fee expenses	$ 5,136

Franchise management fee expense

-

 $  5,136

Future minimum franchise fee payments due from the Company under existing franchise and subfranchise arrangements are:

Year Ended March 31,

2011	$ 20,545
2012	20,545
2013	5,136
Total	$ 46,226

Future minimum franchise fee payments due to the Company under existing subfranchise arrangements are:

Year Ended March 31,

2011	$ 22,153
2012	16,472
2013	10,272
Total	$ 48,897

NOTE 10 INCOME TAX

The Company and its subsidiaries are subject to income tax on an entity basis on income arising in or derived from the tax jurisdictions in which they operate.

Substantially all of the Company’s income before income tax expenses is generated by its operating subsidiary, Legend Sun, in Hong Kong.

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 24, 2010 TO MARCH 31, 2010

NOTE 10 INCOME TAX (…\Cont’d)

A reconciliation of the expected income tax expense (based on HK income tax rate) to the actual income tax expense is as follows:

Income before tax	$ 18,569
HK income tax rate	16.5%
Expected income tax expenses calculated at
HK income tax rate	3,063
Temporary difference	__ (642)

Actual income tax expense	$ 2,421

The Company's income tax provision in respect of operations in Hong Kong is calculated at the applicable tax rates on the estimated assessable profits for the year based on existing legislation, interpretations and practices in respect thereof. The standard tax rate applicable to the Company was 16.5%. No deferred tax liability has been provided as the amount involved is immaterial.

NOTE 11 OPERATING LEASE COMMITMENTS

The Company entered into a rent agreement on June 1, 2009 to lease premises for operation of our Company-owned restaurant for a term of 5 years at a monthly rental rate of $6,667 for the first three years and $8,333 for the last two years.

A of March 31, 2010, the total future minimum lease payments under non-cancellable operating lease in respect of leased premises are payable as follows:-

Year ended March 31,
2011	$ 80,004
2012	80,004
2013	96,664
2014	99,996
2015	16,666
Total	$ 373,334

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 24, 2010 TO MARCH 31, 2010

NOTE 12 RELATED PARTY TRANSACTIONS

Balance with related party	March 31, 2010
Stockholder’s loan:
- Gu Yao, stockholder	$196,266
Amount received from stockholder Due to related party:	$ -
- Sizegenic Holdings Limited (“Sizegenic”) (Common stockholder, Cheung Ming)	$ 8,812

Amount received from Sizegenic

         $  8,812

The stockholder’s loan mainly represents the loan advance to the Company by Gu Yao to substantiate the needs of day-to-day operational expenses and working capital.  This loan agreement was entered by the Company and Gu Yao on December 11, 2009 for a term of 2 years. This loan is unsecured, non-interest bearing and repayable after one year on December 11, 2011.

The Company had payables to related parties.

The payables to Sizegenic as of March 31, 2010 mainly represents franchise fee expenses pursuant to the related franchise agreements in place.

NOTE 13 CERTAIN RISK AND CONCENTRATION

Credit risk

As of March 31, 2010, substantially all of the Company’s cash included bank deposits in accounts maintained within Hong Kong, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

There were no significant customers or vendors which accounts for 10% or more of the Company’s revenues or purchases during the periods presented.

LEGEND SUN LIMITED

FOR THE PERIOD FROM
MARCH 30, 2009 (DATE OF INCEPTION) TO FEBRUARY 23, 2010

INDEX TO FINANCIAL STATEMENTS
Page
Report of Independent Registered Public Accounting Firm	1

Balance Sheet as of February 23, 2010	2

Statement of Operations
for the period from March 30, 2009 (date of inception) to February 23, 2010	3

Statement of Stockholder’s Equity
for the period from March 30, 2009 (Date of inception) to February 23, 2010	4

Statement of Cash Flows
for the period from March 30, 2009 (date of inception) to February 23, 2010	5-6

Notes to the Financial Statements	7 – 16

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

LEGEND SUN LIMITED

We have audited the accompanying balance sheet of Legend Sun Limited (the “Company”) as of February 23, 2010, and the related statement of operations, changes in stockholders’ equity, and cash flows for the period from March 30, 2009 (date of inception) to February 23, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Legend Sun Limited as of February 23, 2010, and the results of its operations and its cash flows for the period from March 30, 2009 (date of inception) to February 23, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY VOCATION HK CPA LIMITED

UHY VOCATION HK CPA LIMITED

Certified Public Accountants

Hong Kong, the People’s Republic of China,

August 8, 2011

LEGEND SUN LIMITED
BALANCE SHEET

February 23, 2010
ASSETS
CURRENTS ASSETS
Cash	$ 5,417
Other receivable	10,589
Inventories	5,201
Prepaid expenses	9,334
Total current assets	30,541

Property and equipment, net	124,834
Security deposits	40,960

TOTAL ASSETS	$ 196,335

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 15,095
Deposit received	30,817

TOTAL CURRENT LIABILITIES	45,912
Stockholder’s loan	86,198
TOTAL LIABILITIES	132,110

STOCKHOLDER'S EQUITY
Common stock, 500,000 shares authorized with par value $0.128;
500,000 shares issued and outstanding	64,203

Retained earnings	_ ___ 22
TOTAL STOCKHOLDER'S EQUITY	64,225

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 196,335
See accompanying notes to financial statements.

LEGEND SUN LIMITED
STATEMENT OF OPERATIONS
Period from March 30, 2009 (date of inception) to February 23,
2010
REVENUE	109,479
Cost of goods sold	(36,478)

Gross profit
73,001
Operating expenses	(136,065)

OPERATING LOSS BEFORE INCOME TAXES	(63,064)

Other income	63,086

NET INCOME BEFORE INCOME TAXES	22

INCOME TAX EXPENSES	-
NET INCOME	$ 22

Net income per common share
Basic and fully diluted	$ -
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	83,082
See accompanying notes to financial statements.

LEGEND SUN LIMITED
STATEMENT OF STOCKHOLDER'S EQUITY

	Common Stock, Par value of $0.128			Total
			Retained	stockholder's
	Number	Amount	earnings	equity

Balance at March 30, 2009 (date of inception)	-	$ -	$ -	$ -
Common stock issued for cash	500,000	64,203	-	64,203

Net income	-	-	22	22
Balance as of February 23, 2010	500,000	$ 64,203	$ 22	$ 64,225

See accompanying notes to financial statements.

LEGEND SUN LIMITED
STATEMENT OF CASH FLOWS

Period from March, 30 2009 (date of inception) to February 23, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 22
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	15,189
Changes in operating assets and liabilities:
Other receivable	(10,589)
Inventories	(5,201)
Prepaid expenses	(9,334)
Security deposits	(40,960)
Accounts payable and accrued expenses	15,095
Deposit received	30,817
NET CASH USED IN OPERATING ACTIVITIES	(4,961)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(140,023)
NET CASH USED IN INVESTING ACTIVITIES	(140,023)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder’s loan	86,198
Proceeds from issuance of common stock	64,203
NET CASH PROVIDED BY FINANCING ACTIVITIES	150,401
NET INCREASE IN CASH	5,417
CASH
Beginning of period	$ -

End of period	$ 5,417

See accompanying notes to financial statements.

LEGEND SUN LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 30, 2009 (INCEPTION) TO FEBRUARY 23, 2010

NOTE 1 ORGANIZATION

Legend Sun Limited (the “Company”) is a limited liability company incorporated on March 30, 2009 and domiciled in Hong Kong.  The Company’s principal activity is to provide catering services in Hong Kong.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the Hong Kong Dollar, however the accompanying financial statements have been translated and presented in United States Dollars.

(b)

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include the reserves related to receivables, the recoverability and useful lives of long lived assets and realizable values for inventories.

(c)

Foreign currency translation

Assets and liabilities are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the period. The related transaction adjustments are reflected in “Accumulated other comprehensive income / (loss)’’ in the equity section of our balance sheet.

The period-end rates for February 23, 2010 of Hong Kong dollar to one US dollar was 7.78; average rates for the period from March 30, 2009 (date of inception) to February 23, 2010 was 7.76.

LEGEND SUN LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 30, 2009 (INCEPTION) TO FEBRUARY 23, 2010

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(d)

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and impairment losses. Improvements to leased assets or fixtures are amortized over their estimated useful lives or lease period, whichever is shorter. Expenditures for repairs and maintenance, which do not extend the useful life of the assets, are expensed as incurred.

Depreciation expense is recorded over the asset’s estimated useful lives, using the straight line method, at the following annual rates:-

Furniture and equipment: 10% - 20%, per annum

Computer equipment: 10%, per annum

(e)

Inventories

Inventories consist of finished goods which include food and beverage materials and products for catering service.  Inventories are measured at the lower of cost or market. The cost of inventories comprises all costs of purchases, costs of conversion and other costs incurred in bringing the inventories to their present location and condition and is assigned by using a first-in first-out basis. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. The management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.

(f)

Other receivables

Other receivables mainly consist of consultancy services income receivables.

(g)

Prepaid expenses

Prepaid expenses mainly consist of coffee supplies, rent, rates and management fee paid in advance.

(h)

Security deposits

Security deposits mainly consist of five months rental and management fee security deposits, electricity and water meter deposits for company owned restaurant, and was recorded by the time of payment.

LEGEND SUN LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 30, 2009 (INCEPTION) TO FEBRUARY 23, 2010

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(i)

Cash

Cash consist of cash on hand and at banks.  The Company's cash deposits are held with financial institutions located in Hong Kong.  Management believes these financial institutions are of high credit quality.

(j)

Impairment of long-lived assets

Long-lived assets are comprised of property and equipment. Pursuant to the provisions of ASC360-10, “Property, plant and equipment”, long-lived assets to be held and used are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable by comparing the undiscounted cash flows associated with the assets to their carrying amounts. If such a review indicates an impairment, the carrying amount would be reduced to fair value.

Based on the Company’s assessment, there were no events or changes in circumstances that would indicate any impairment of long-lived assets as of February 23, 2010.

(k)

Accounts payable and accrued expenses consist of the following:

As of
February, 23, 2010

Accounts payable	$ 7,561
Accrued expenses
Legal and professional fees	-
Payroll and other operating expenses	7,534
$ 15,095

(l)

Fair value measurements

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC Topic 820 also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

LEGEND SUN LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 30, 2009 (INCEPTION) TO FEBRUARY 23, 2010

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

The carrying values of cash, accounts and other receivables, accounts payable and accrued expenses, and short-term borrowings approximate fair values due to their short maturities.

There was no asset or liability measured at fair value on a non-recurring basis as of February 23, 2010.

(m)

Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with ASC 740 “Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be effective when the differences are expected to reverse.

Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of income in the period that includes the enactment date.

LEGEND SUN LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 30, 2009 (INCEPTION) TO FEBRUARY 23, 2010

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

The Company adopted ASC 740 which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

(n)

Other comprehensive income

The Company has adopted ASC 220 “Comprehensive Income”.  This statement establishes rules for the reporting of comprehensive income and its components.  Comprehensive income consists of net income and foreign currency translation adjustments.

(o)

Revenue recognition

Revenue represents the invoiced value of goods sold or services provided.  Revenue is recognized when all the following criteria are met:

e.

Persuasive evidence of an arrangement exists.

f.

Services had been rendered.

g.

The seller’s price to the buyer is fixed or determinable, and

h.

Collectivity is reasonably assured.

Revenue from sales is recognized when food and beverage products are sold. Other income for consultancy services is recognized on the accrual basis of accounting i.e. when the services are rendered and tips is recognized on cash basis.

(p)

Employee benefits

The Company operates a Mandatory Provident Fund Scheme (the "MPF Scheme") under the Hong Kong Mandatory Provident Fund Schemes Ordinance for those employees employed under the jurisdiction of the Hong Kong Employment Ordinance. The MPF Scheme is a defined contribution scheme, the assets of which are held in separate trustee-administered funds. The Company's contributions to the scheme are expensed as incurred and are vested in accordance with the scheme' vesting scales.

LEGEND SUN LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 30, 2009 (INCEPTION) TO FEBRUARY 23, 2010

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(q)

Segment information

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s operating segments. Management, including the chief operating decision maker, reviews operating results solely by monthly revenue and operating results of the Company. As such, management has determined that Company’s operations in Hong Kong is the only operating segment. As the Company’s operations and customers are principally all located in Hong Kong, no geographic information has been presented.

(r)

Commitments and contingencies

In the normal course of business, the Company is subject to contingencies, including legal proceedings and environmental claims arising out of the normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter.

As of February 23, 2010, the Company's management has evaluated all such proceedings and claims. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

(s)

Recent Accounting Pronouncements

We describe below recent pronouncements that have had or may have a significant effect on our financial statements. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or disclosures.

In January 2010, the FASB issued new accounting guidance, under ASC Topic 820 on Fair Value Measurements and Disclosures. The guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The guidance now requires a reporting entity to use judgment in determining the appropriate classes of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009. As this standard relates specifically to disclosures, the adoption did not have a material impact on the Company’s financial statements.

LEGEND SUN LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 30, 2009 (INCEPTION) TO FEBRUARY 23, 2010

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(t)

Recent Accounting Pronouncements (…\Cont’t)

In February 2010, the FASB issued new accounting guidance, under ASC Topic 855 on Subsequent Events, which requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirements that an SEC filer disclose the date through which subsequent events have been evaluated.  The guidance was effective upon issuance. The adoption of the guidance did not have a material impact on the Company’s financial statements.

NOTE 3 INVENTORIES

Inventories are stated at lower of cost or market.  Inventories represent finished goods include food and beverage materials and products for catering services.

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment of the Company consist primarily of restaurant facilities and equipment owned and operated by the Company. Property and equipment as of February 23, 2010 are summarized as follows:

Furniture & equipment	$ 40,407
Leasehold improvement	92,550
Computer equipment	7,066
_________-
Total	140,023
Accumulated depreciation and amortization	(15,189)
Balance	$ 124,834

Depreciation and amortization expense for the period from March 30, 2009 (date of inception) to February 23, 2010 were $15,189.

NOTE 5 SECURITY DEPOSITS

Security deposits mainly consist of five months rental and management fee security deposits, electricity and water meter deposits for company owned restaurant, and was recorded by the time of payment.  Security and deposits as of February 23, 2010 are summarized as follows:

LEGEND SUN LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 30, 2009 (INCEPTION) TO FEBRUARY 23, 2010

NOTE 5 SECURITY DEPOSITS (…\Cont’d)

Rental and management fee security deposit

$    35,888

Electricity deposit

        3,595

Water deposit

           771

Food supplies deposit

          706

$   40,960

NOTE 6 COST OF GOODS SOLD

Cost of goods sold consists of finished goods include food and beverage materials and products for catering services sold by company-owned restaurant.

NOTE 7 OPERATING EXPENSES

Operating expenses consist of the following for the period from March 30, 2009 (date of inception) to February 23, 2010

Staff costs	$ 45,844
Property rent, rate and management fee	57,209
Electricity and utilities	8,668
Depreciation	15,189
Professional and audit fee	-
Others	9,155
Total	$ 136,065

NOTE 8 INCOME TAX

The Company is subject to income tax on income arising in or derived from the tax jurisdictions in which it operates.

The Company has not provided for income tax as the amount involved is immaterial.  Substantially all of the Company’s income before income tax expenses is generated in Hong Kong.

A reconciliation of the expected income tax expense (based on HK income tax rate) to the actual income tax expense is as follows:

LEGEND SUN LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 30, 2009 (INCEPTION) TO FEBRUARY 23, 2010

NOTE 8 INCOME TAX (…\Cont’d)

March 30, 2009 (date of inception) toFebruary 23, 2010
Income before tax	$ 22
HK income tax rate	16.5%
Expected income tax expenses calculated at HK income tax rate	4
Others	(4)
Actual income tax expenses	$ -

The Company's income tax provision in respect of operations in Hong Kong is calculated at the applicable tax rates on the estimated assessable profits for the year based on existing legislation, interpretations and practices in respect thereof. The standard tax rate applicable to the Company was 16.5%. No deferred tax liability has been provided as the amount involved is immaterial.

NOTE 9 OPERATING LEASE COMMITMENTS

The Company entered into a rent agreement on June 1, 2009 to lease premises for operation of our Company-owned restaurant for a term of 5 years at a monthly rental rate of $6,667 for the first three years and $8,333 for the last two years.

A of February 23, 2010, the total future minimum lease payments under non-cancellable operating lease in respect of leased premises are payable as follows:-

Year ended March 31,
2010	$ 7,890
2011	80,004
2012	80,004
2013 2014 2015	96,664 99,996 16,666
Total	$ 381,224

LEGEND SUN LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 30, 2009 (INCEPTION) TO FEBRUARY 23, 2010

NOTE 10 RELATED PARTY TRANSACTIONS

Balance with related party	February 23, 2010
Stockholder’s loan:
- Sizegenic Holdings Limited (“Sizegenic”) (under Common control of Cheung Ming)	$ 86,198

Amount received from stockholder	$ -

The stockholder’s loan mainly represents the loan advance to the Company by Sizegenic under common control of Cheung Ming to substantiate the needs of day-to-day operational expenses and working capital.    This loan agreement was entered by the Company and Sizegenic on March 30, 2009 (date of inception) for a term of 2 years.  The advance is unsecured, non-interest bearing and repayable on March 31, 2011.

NOTE 11 CERTAIN RISK AND CONCENTRATION

Credit risk

As of February 23, 2010, substantially all of the Company’s cash included bank deposits in accounts maintained within Hong Kong, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

There were no significant customers or vendors which accounts for 10% or more of the Company’s revenues or purchases during the periods presented.

NOTE 12 SUBSEQUENT EVENT

In February 2010, Sizegenic entered into and consummated an agreement with Hippo Lace Limited, a BVI corporation, to sell 100% interests of the Company. The consideration of $182,982 was paid in full on February 17, 2010 and the share transfer was completed on February 24, 2010.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in a Current Report on Form 8-K dated June 1, 2011, and filed with the SEC on June 6, 2011, the Company changed its auditors for the fiscal year ended March 31, 2011.  There have been no disagreements with our accountants on accounting and financial disclosure.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2011 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of March 31, 2011, the Company's internal control over financial reporting was effective.

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

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

As of March 31, 2011, the directors and executive officers serving the Company were as follows:

Name	Age	Position
Cheung Ming	50	President, Chief Executive Officer and Chairman
Cheung Sing	47	Director and Vice Chairman
Yam Kee Cheong	55	Director
Leung Kin Wah	48	Chief Financial Officer
Gary Joiner	61	Company Secretary and Director
Chan Tak Hing	59	Director

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

Biographical Information

Cheung Ming - Mr. Cheung Ming is 50 years old.  Mr. Cheung Ming served as President, Chief Executive Officer and as a Director of the Company from February, 2008 to May 16, 2011, and served as Chairman of the Board of Directors from November, 2010 to May 16, 2011. On May 16, 2011, subsequent to the end of the fiscal year, Cheung Ming resigned from his positions as President, Chief Executive Officer, Director and Chairman of the Board of Directors. In addition to his work with the Company, Mr. Cheung Ming also serves as the Chief Executive Officer of Hengli & Liqi Furniture Limited, a Hong Kong corporation that specializes in furniture production from early 2006 to the present.  As President and Chief Executive Officer of the Company, Mr. Cheung Ming was responsible for the overall business development of the Company.  Mr. Cheung Ming was appointed as a director because he has extensive business management experience, including 27 years of experience in the area of retail business in China, Hong Kong and Taiwan.

Cheung Sing – Mr. Cheung Sing is 47 years old.  Mr. Cheung Sing has served as a Director of the Company since April, 2008, and as Vice Chairman of the Board of Directors since November, 2010. On May 16, 2011, subsequent to the end of the fiscal year, Cheung Sing was appointed as President, Chief Executive Officer and Chairman of the Board of Directors.  In addition to his work with the Company, from July, 1999, to the present, Mr. Cheung Sing, has been the Vice President of Hengli & Liqi Furniture Limited which is located in Hong Kong and is in the business of manufacturing indoor furniture.  As Vice President of Hengli & Liqi, Mr. Cheung Sing is responsible for product developments, sales presentation, order executions and customer relations.  From June 2000 to December 2002, Mr. Cheung Sing served as the Director of Operations of China Merchandise Company Limited (CMCL) which is located in Ningbo, China and is in the business of manufacturing outdoor furniture.  As Director of Operations of CMCL, Mr. Cheung Sing was responsible for marketing and sales, order executions and the administration of the office in Ningbo.  Mr. Cheung Sing was appointed as a director because he has extensive management experience in various business areas including manufacturing, product development, sales and marketing in both Hong Kong and China.

Yam Kee Cheong – Mr. Yam is 55 years old and since November, 2010, has served as a Director of the Company. Mr. Yam was admitted as a solicitor of Hong Kong in 1994.  From 1997 to the present he has been engaged in the practice of law in Hong Kong as a founder and partner of the solicitors firm, Messrs Johnnie Yam, Jacky Lee & Co. in 1997. Mr. Yam was also admitted as a solicitor of England and Wales.  Mr. Yam has also obtained LL.B. of University of London, LL.B. of Peking University and LLD of China University of Political Science and Laws.  Mr. Yam was appointed as a director because of his expertise in commercial law matters in Hong Kong and his professional qualifications as a Chinese lawyer.

Leung Kin Wah – Mr. Leung is 48 years old and since November, 2010 has served as Chief Financial Officer of the Company.  From June, 2009 to November, 2010, he served as Head of Finance of Ever Lucid, Ltd., from January, 2008 to May, 2009, he was self studying for ACCA examination, and from November, 1984 through December, 2008, he worked at PCCW Ltd., a Hong Kong listed company, with the last title of assistant accounting manager.  Mr. Leung is a Certified General Accountant of Canada and fellow of the ACCA.  Mr. Leung was appointed as Chief Financial Officer because of his professional accountancy qualifications, experience in working with public companies listed in Hong Kong, and knowledge regarding financial and internal control management.

Gary Joiner – Mr. Joiner is 61 years old and has served as Secretary of the Company since June, 2010, and as a member of its Board of Directors since November, 2010.  He is also an officer, director and shareholder of the Boulder, Colorado law firm of Frascona, Joiner, Goodman and Greenstein, where he has practiced law since 1978, specializing in corporate, securities and business law.  Mr. Joiner has a B.S degree from Northwestern University and both a JD and LLM in Tax from the University of Denver.  Mr. Joiner was appointed as a director because of his knowledge relating to US capital markets and his expertise in US corporate and securities laws.

Chan Tak Hing – Mr. Chan is 59 years old and since November, 2010 has served as a Director of the Company.  From September, 2009, to the present, he has served as Executive Chef of Ever Lucid, Ltd., and responsible for the management of kitchen operations.  Mr. Chan was a Chef of a Chinese restaurant from mid-year of 1996 to 1999 and looked after his grandchildren until August, 2009.  Mr. Chan has 30 years experiences of Chinese and Western style cuisine and kitchen management.  Prior to joining the Company, Mr. Chan served various styles of Chinese and Western restaurants included Chinese traditional style and hotpot restaurants, western style bistros and restaurants.  Mr. Chan was appointed as a director because of his extensive experience in food preparation and kitchen management.

Family Relationships

Mr. Cheung Ming and Mr. Cheung Sing are brothers.

Subsequent Event

As reported in a Current Report on Form 8-K dated May 16, 2011, and filed with the Securities and Exchange Commission on June 3, 2011, Mr. Cheung Ming resigned from his positions as President, Chief Executive Officer, Director and Chairman of the Board of Directors of the Company, and as Director of the Company’s subsidiary, HLL, on May 16, 2011.  On May 16, 2011, the Board of Directors appointed Mr. Cheung Sing as President, Chief Executive Officer and as Chairman of the Board of Directors of the Company, and as Director of the Company’s subsidiary, HLL.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, the Company believes that, as of March 31, 2011, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied.

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

ITEM 11.

EXECUTIVE COMPENSATION.

No plan or non-plan compensation has been awarded to, earned by, or paid to any director or executive officer of the Company during the fiscal years ended March 31, 2011 and 2010.  There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan as a result of the acquisition of HHL through completion of stock exchange, although it anticipates that it eventually will compensate our officers and directors for services with stock or options to purchase stock, in lieu of cash.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth, as of March 31, 2011, the ownership of each executive officer and director of the Registrant, and of all executive officers and directors of the Registrant as a group, and each person known by the Registrant to be a beneficial owner of 5% or more of its common stock. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Registrant except as may be otherwise noted.

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common	Cheung Ming (1) 16/F Honest Motors Building, 9-11 Leighton Road, Causeway Bay, Hong Kong	5,023,000	42.21%
Common	Cheung Sing (1) 16/F Honest Motors Building, 9-11 Leighton Road, Causeway Bay, Hong Kong	350,000	2.94%
Common	Gary S. Joiner (1) 4750 Table Mesa Drive Boulder, CO 80302`	175,000	1.47%
Common	Yam Kee Cheong (1) Flat 706, Blk 2, Heng Fa Chuen, Chai Wan, HongKong	70,000	0.59%
Common	Leung Kin Wah (1) Flat A, 21/F.,Blk 8, East Point City, Tseung Kwan O, N.T. Hong Kong	35,000	0.29%
Common	Chan Tak Hing (1) Rm C, Flat L, 8/F., Malahon Apartments, 501-515 Jeffe Road, Wanchai, Hong Kong	35,000	0.29%
Common	Gu Yao Room 3003, Building Six, Hong Qiao Road, Shanghai, China	2,291,100	19.25%

Common	Fang Huaying Rm 402, Building 14, 3329 Hongmei Rd, Minhang District, Shanghai, China	1,050,000	8.82%
Common	All Directors and Executive Officers as a Group ( 6 in number)	5,688,000	47.80%

(1)

The person listed was an officer, a director, or both, of the Company as of March 31, 2010.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain conflicts of interest exist and will continue to exist between the Company and its officers and directors due to the fact that they have other employment or business interests to which they devote substantial attention. Ultimately, our shareholders must rely on the fiduciary responsibility owed to them by the Company’s officers and directors.

The Company’s subsidiary, HLL has an outstanding shareholder loan in the amount of $184,226, and $196,266, as of March 31, 2011, and March 31, 2010, respectively.  The loan is from Gu Yao who is the holder of 2,291,100 shares, or approximately 19.25%, of the Company’s issued and outstanding common stock. The stockholder’s loan mainly represents the loan advance to HLL by Gu Yao for acquisition of the wholly own subsidiary on February 24, 2010, Legend Sun.  This loan is unsecured, non-interest bearing and repayable after one year on December 11, 2011.

HLL also had amounts payable to and receivable from related parties as of March 31, 2011 and 2010.  The amounts payable to related parties were $5,923 and $8,812, as of March 31, 2011 and 2010, respectively.  They mainly represent franchise fees payable to Sizegenic Holdings, Ltd., an entity which is under common control of Cheung Ming, the Company’s CEO.  As of March 31, 2011, HLL had $12,984 receivable from Beijing Kenon Bistro Catering Limited, which mainly represents the first year annual franchise fee income.  Beijing Kenon Bistro Catering Limited is under common control with Gu Yao, the holder of approximately 19.25% of the Company’s issued and outstanding common stock.

The Company also had amounts payable to shareholder in the amount of $131,688 and $94,669 as of March 31, 2011 and 2010, respectively.  They are amounts payable to Cheung Ming who is the holder of 5,023,000 shares, or approximately 42.21%, of the Company’s issued and outstanding common stock. The amounts mainly represent payment of legal and professional services for the Company. The payable is unsecured, non-interest bearing and no fixed repayment term.

The law firm of Frascona, Joiner, Goodman and Greenstein, P.C., has billed the Company $31,508 and $33,376 for legal fees for the fiscal year ended March 31, 2010, and March 31, 2011, respectively.  Gary Joiner, who is a shareholder, an officer and director of the Company, is also a shareholder, officer and director, of Frascona, Joiner, Goodman and Greenstein, P.C., a law firm which provides legal services to the Company.

There can be no assurance that members of management will resolve all conflicts of interest in our favor. The officers and directors are accountable to us and our shareholders as fiduciaries. Failure by them to conduct our business in a manner which is in our best interests may create liability for them.  The area of fiduciary responsibility is a rapidly developing area of law, and persons who have questions concerning the duties of the officers and directors to us should consult their counsel.

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

Based upon the foregoing criteria, our Board of Directors has determined that as of March 31, 2011, Yam Kee Cheong and Gary Joiner are independent directors.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by UHY Vocation HK CPA Limited for audit of the Company’s financial statements for the fiscal year ended March 31, 2011 were $26,000.

(1)

The aggregate fees billed by Lake and Associates CPAs LLC for audit of the Company's financial statements for the fiscal year ended March 31, 2010 were $3,500.

Audit Related Fees

(2)

UHY Vocation HK CPA Limited did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal year ended March 31, 2011.

(2)

Lake and Associates CPAs LLC did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal year ended March 31, 2010.

Tax Fees

(3)

The aggregate fees billed by UHY Vocation HK CPA Limited for tax compliance, advice and planning were $0.00 for the fiscal year ended March 31, 2011.

(3)

The aggregate fees billed by Lake and Associates CPAs LLC for tax compliance, advice and planning were $0.00 for the fiscal years ended March 31, 2010 and $5,000 for the fiscal year ended March 31, 2011 representing fees for filing tax returns for December 2007 and March of 2008, 2009 and 2010.

All Other Fees

(4)

The aggregate fees billed by UHY Vocation HK CPA Limited for services other than the foregoing were $12,000 during the fiscal year ended March 31, 2011 representing fees for review of Super 8-K for acquisition of Hippo Lace.

 (4)

Lake and Associates CPAs LLC did not bill the Company for any products and services other than the foregoing during the fiscal years ended March 31, 2010 and 2009.

Audit Committee Pre-approval Policies and Procedures

(5)

Studio II Brands, Inc., a blind pool reporting company which is not yet publicly traded, does not have an audit committee per se. The current board of directors functions as the audit committee.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Audited Financial Statements for Fiscal Year Ended March 31, 2011.

(b)

Exhibits.

 3.1

Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on September 12, 2002).

3.2

Certificate of Amendment to Articles of Incorporation (incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on September 22, 2009).

3.3

Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on September 12, 2002).

3.4        Amended Bylaws, (incorporated by reference from Current Report on Form 8-K filed with              the Securities and Exchange Commission on October 14, 2010).

10.1      Share Purchase Agreement dated February 10, 2010, by and between Sizegenic Holdings                Limited and Hippo Lace Limited (incorporated by reference from Current Report on Form              8-K/A filed with the Securities and Exchange Commission on May 13, 2011).

10.2      International Exclusive Distribution and Promotion Agreement dated June 27, 2009 by and              between Sizegenic Holdings Limited and Café Centro Brazil di Wurzburger Vittorio & C.               S.a.s. (incorporated by reference from Current Report on Form 8-K/A filed with the                         Securities and Exchange Commission on May 13, 2011).

10.3        Franchise Agreement dated February 10, 2010, by and between Sizegenic Holdings Limited              and Hippo Lace Limited (incorporated by reference from Current Report on Form 8-K/A                 filed with the Securities and Exchange Commission on May 13, 2011).

10.4   Supplementary Franchise Agreement dated March 1, 2010, by and between Sizegenic                        Holdings Limited and Hippo Lace Limited (incorporated by reference from Current Report              on Form 8-K/A filed with the Securities and Exchange Commission on May 13, 2011).

10.5      Franchise Agreement dated March 1, 2010, by and between Hippo Lace Limited and Sino               Wish Limited (incorporated by reference from Current Report on Form 8-K/A filed with the              Securities and Exchange Commission on May 13, 2011).

10.6      Franchise Agreement dated April 1, 2010, by and between Hippo Lace Limited and Beijing              Kenon Bistro Catering Limited (incorporated by reference from Current Report on Form                 8-K/A filed with the Securities and Exchange Commission on May 13, 2011).

10.7   Shareholder Loan Agreement dated December 11, 2009, by and between Hippo Lace                         Limited and Gu Yao (incorporated by reference from Current Report on Form 8-K/A filed               with the Securities and Exchange Commission on May 13, 2011).

10.8      Lease Agreement dated June 1, 2009, by and between Legend Sun Limited and Sky Heart               Limited (incorporated by reference from Current Report on Form 8-K/A filed with the                     Securities and Exchange Commission on May 13, 2011).

10.9

Consulting Services Agreement dated August 15, 2009, by and between Legend Sun                 Limited and Joystick Limited *

21.1     List of Subsidiaries of the Registrant (incorporated by reference from Current Report on                   Form 8-K/A filed with the Securities and Exchange Commission on May 13, 2011).

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

SIGNATURE PAGE TO FOLLOW

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:  /S/ Cheung Sing

Cheung Sing, Chief Executive Officer,

Date: Aug 8, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Cheung Sing

Cheung Sing, Chief Executive Officer, Director

Date: Aug 8, 2011

By:  /S/ Leung Kin Wah

Leung Kin Wah, Chief Financial Officer

Date: Aug 8, 2011

By:  /S/ Yam Kee Cheong

Yam Kee Cheong, Director

Date: Aug 8, 2011

By:  /S/ Gary Joiner

Gary Joiner, Director

Date: Aug 8, 2011

By:  /S/ Chan Tak Hing

Chan Tak Hing, Director

Date: Aug 8, 2011

27