Form 10-Q/A
period 2010-12-31
STUDIO II BRANDS INC
filed 2011-08-15
CIK 1081091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(AMENDMENT NO 2)

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

EXPLANATORY NOTE – STUDIO II Brands, Inc., is filing this Amendment No. 2 on Form 10-Q/A (this "Second Amended Filing") to its report on Form 10-Q for the period ended December 31, 2010, which was filed on February 14, 2011 (the "Original Filing"), and its Amendment No. 1 on Form 10-Q/A which was filed on February 16, 2011, (the “First Amended Filing”),  to amend the information contained in Part II Item 2 – Unregistered Sale of Equity Securities and Use of Proceeds of the Original Filing and the First Amended Filing.

Pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing and of the First Amended Filing has been amended to contain currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and our principal financial officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that have occurred subsequent to that date.  Other events occurring after the date of the Original Filing or other information necessary to reflect subsequent events have been disclosed in reports filed with the SEC subsequent to the Original Filing.

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

 RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended December 31, we sold a total of 5,862,500 shares of common stock to a total of 21 persons.  The shares were sold at a price of $0.001 per share and we received total gross proceeds of $5,862.50 from the sale. There were no costs related to this issuance.

The Company relied upon the exemption from registration contained in Regulation S of the Securities Act of 1933, to offer and sell a total of 5,687,500 shares to persons who were outside the United States and were not US persons.   The Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933 to offer and sell a total of 175,000 shares to one person within the US.   The offer and sale of shares within the US was made in a private placement transaction without general solicitation.

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

Date: August 12, 2011

By:  /S/ Leung Kin Wah

Leung Kin Wah, Chief Financial Officer

Date: August 12, 2011