Form 10-Q
period 2011-06-30
STUDIO II BRANDS INC
filed 2011-08-18
CIK 1081091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

[  ] Yes   [X ] No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes

[X] No

As of August 18, 2011, the Issuer had 11,899,276 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of Studio II Brands, Inc. (the "Company"), a Florida corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K, and all amendments thereto, for the fiscal period ended March 31, 2011.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2011

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Page
Consolidated Balance Sheets as of June 30, 2011 (unaudited) and March 31, 2011	3

Consolidated Statements of Operations for Three-months ended June 30, 2011 and 2010 (unaudited)	4

Consolidated Statement of Stockholder’s Equity for the Three-months ended June 30, 2011 (unaudited)	5
Consolidated Statements of Cash Flows for Three-months ended June 30, 2011 and 2010 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7-22

STUDIO II BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Successor:
	June 30, 2011 (unaudited)	March 31, 2011
ASSETS
CURRENTS ASSETS
Cash	$ 11,365	$ 23,945
Due from related party	27,387	12,984
Accounts receivable	10,722	16,886
Inventories	2,333	2,058
Total current assets	51,807	55,873

Property and equipment, net	100,037	105,478
Security deposits	41,345	41,216
Goodwill	55,484	55,484

TOTAL ASSETS	$ 248,673	$ 258,051

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 53,118	$ 51,987
Income tax payable	4,873	6,006
Due to related party	3,852	5,923
TOTAL CURRENT LIABILITIES	61,843	63,916
Payable to stockholder	147,890	131,688
TOTAL LIABILITIES	209,733	195,604
COMMITMENS AND CONTINGENCIES STOCKHOLDER'S EQUITY
Common stock, 100,000,000 shares authorized with par value $0.001;
11,899,276 shares issued and outstanding as of June 30, 2011 and March 31, 2011	11,900	11,900
Additional paid-in capital	258,871	258,871
Accumulated deficit	(231,831)	(208,324)
TOTAL STOCKHOLDER'S EQUITY	38,940	62,447

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 248,673	$ 258,051
See accompanying notes to consolidated financial statements (unaudited).

STUDIO II BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Successor Three-months ended June 30, 2011	Predecessor Three-months ended June 30, 2010	Successor Three-months ended June 30, 2010

REVENUE
Food and beverage income	$ 94,216	$ 76,309	$ -
Franchise and management fee income	16,482	22,152	-
	$ 110,698	$ 98,461	$ -

Cost of goods sold	(37,296)	(33,622)	-

Gross profit	73,402	64,839	-

Operating expenses	(96,055)	(60,494)	(1,887)
OPERATING (LOSS)/INCOME	(22,653)	4,345	(1,887)

OTHER INCOME/(EXPENSES)
Other income	927	1,245	-
Other expenses	(492)	(111)	-
TOTAL OTHER INCOME, NET	435	1,134

NET (LOSS)/INCOME BEFORE INCOME TAXES	(22,218)	5,479	(1,887)

Income tax expenses	(1,289)	(1,510)	-
NET (LOSS)/INCOME	$ (23,507)	$ 3,969	$ (1,887)
Net (loss)/income per common share
Basic and fully diluted	$ -	$ 3,969	$ -

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	11,899,276	1	3,745,676
See accompanying notes to consolidated financial statements (unaudited).

STUDIO II BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY FOR THE THREE MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

	Common Stock, Par value of $0.001				Total
			Additional	Accumulated	stockholder's
	Number	Amount	Paid-in capital	deficit	equity
Successor:
Balance as of March 31, 2011	11,899,276	$11,900	$258,871	$ (208,324)	$ 62,447
Net loss	-	-	-	(23,507)	(23,507)
Balance as of June 30, 2011	11,899,276	$ 11,900	$ 258,871	$ (231,831)	$ 38,940
See accompanying notes to consolidated financial statements (unaudited).

STUDIO II BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Successor Three months ended June 30,2011	Predecessor Three months ended June 30,2011	Successor Three months ended June 30,2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/income	$ (23,507)	$ 3,969	$ (1,887)
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Depreciation	6,098	5,999	-
Changes in operating assets and liabilities:
Due from related party	(14,403)	(11,880)	-
Account receivable	6,163	(10,272)	-
Other receivable	-	145	-
Inventory	(275)	834	-
Security deposits	(128)	(257)	-
Account payable and accrual expenses	1,132	1,791	(4,720)
Due to related party	(2,070)	13,207	-
Provision for taxation	(1,133)	1,511	-
NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(28,123)	5,047	(6,607)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(657)	(1,447)	-
NET CASH USED IN INVESTING ACTIVITIES	(657)	(1,447)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from payable to stockholder	16,200	6,420	6,607
NET CASH PROVIDED BY FINANCING ACTIVITIES	16,200	6,420	6,607

NET (DECREASE)/INCREASE IN CASH	(12,580)	10,020	-
Beginning of period	$ 23,945	$ 15,322	$ -
End of period	$ 11,365	$ 25,342	$ -
Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

Additional supplemental cash flow information is set out in note 3 Business acquisition.

See accompanying notes to consolidated financial statements (unaudited).

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

NOTE 1 ORGANIZATION

Studio II Brands, Inc. (the “Company”) was formed on May 6, 1996 in the State of Florida. The Company’s activities before February, 2011 were primarily directed towards the raising of capital and seeking business opportunities.

The Company has transitioned from its development stage to operational activities as of February 10, 2011.  On February 10, 2011, the Company entered into and consummated a share exchange agreement with Hippo Lace Limited (“HLL”), a BVI corporation and Mr. Gu Yao (“Gu”), the sole stockholder of HLL to acquire Gu’s 100% interests of HLL and its wholly owned subsidiary, Legend Sun Limited (“Legend Sun”) a limited liability company incorporated and domiciled in Hong Kong and its principal activity is to provide catering services in Hong Kong. In conjunction with the acquisition, the Company completed the closing of the exchange transaction under the terms of the Exchange Agreement on February 10, 2011 by issued 2,291,100 shares of its Common Stock to Gu which amounted to $218,676 or approximately $0.09 per share to acquire all of the issued and outstanding shares of Common Stock in HLL.

Successor company references herein are referring to consolidated information pertaining to the Company.  Predecessor company references herein relate to HLL and its subsidiary.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the United States Dollar.

The predecessor financial statements include the accounts of HLL and its subsidiary.  The accompanying financial statements have been prepared to present the statements of financial position of HLL and its subsidiary and statements of operations and cash flows of HLL and its subsidiary for inclusion in the Company’s Form 10-Q for purposes of complying with the rules and regulations of the Securities and Exchange Commission as required by S-X Rule 8-02.  These statements include only those assets, liabilities and related operations of HLL and its subsidiary.  The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  These financial statements should be read in conjunction with the financial statements and footnotes included in the Company’s Form 10-K filed on August 9, 2011.

(b)

Principles of Consolidation

The balance sheet as of June 30 and March 31, 2011 includes the Company and its wholly-owned subsidiaries, HLL and Legend Sun.  Additionally, the results of operations and cash flows for the three months ended June 30, 2011 and 2010 include the operations of HLL and Legend Sun from the date of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…\Cont’d)

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

(d)

Foreign currency translation

Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the period; and the shareholders’ equity is translated at historical exchange rate. The related transaction adjustments are reflected in “Accumulated other comprehensive income / (loss)’’ in the equity section of the consolidated balance sheet.

The period-end rates for June 30, 2011 and Mar 31, 2011 of Hong Kong dollar to one US dollar were $7.7832 and $7.7884 respectively; average rates for the three months ended June 30, 2011 and 2010 were $7.7773 and $7.7789 respectively.

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

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(g)

Accounts receivables

Accounts receivable are shown net of allowance for doubtful accounts. During the period, there were no bad debts incurred. The Company’s management has established an allowance for doubtful accounts sufficient to cover probable and reasonably estimable losses. The allowance for doubtful accounts considers a number of factors, including collection experience, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable portfolios, industry norms, regulatory decisions and other factors.  Management’s policy is to record reserve primarily on a specific identification basis.  No allowance for doubtful accounts was recorded at June 30 and March 31, 2011 as management believes that no allowance for doubtful accounts is required because there has been no specific identification of doubtful accounts.

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

(j)

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in an acquisition.  Accounting Standards Codification (“ASC”)-350-30-50 “Goodwill and Other Intangible Assets” requires the testing of goodwill and indefinite-lived intangible assets for impairment at least annually.  The Company tests goodwill for impairment in the fourth quarter each year.  Goodwill impairment is computed using the expected present value of associated future cash flows.  There was no impairment of goodwill as of June 30 and March 31, 2011.

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

Based on the Company’s assessment, there were no events or changes in circumstances that would indicate any impairment of long-lived assets as of June 30 and March 31, 2011.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(l)

Accounts payable and accrued expenses consist of the following:

	June 30, 2011	March 31, 2011
	(Unaudited)
Accounts payable	$ 15,668	$ 8,516
Accrued expenses
Legal and professional fees	26,128	32,361
Payroll and other operating expenses	11,322	11,110
	$ 53,118	$ 51,987

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

The carrying values of cash, accounts and other receivables, accounts payable and accrued expenses, and short-term borrowings from related party approximate fair values due to their short maturities.

There was no asset or liability measured at fair value on a non-recurring basis as of June 30 and March 31, 2011.

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

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(n)

Income Taxes (…Cont’d)

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

(iii)

The seller’s price to the buyer is fixed or determinable, and

(iv)

Collectivity is reasonably assured.

Revenue from sales is recognized when food and beverage products are sold. Other income from tips is recognized on cash basis.  Franchise fee income on the annual fee for sublicensing of the brand name and trademark “Caffe Kenon” and the 10% management fee on eligible monthly net income of subfranchiee are recognized after granting the non-exclusive rights and all contractual obligations are performed and report of net income from subfranchisee respectively.  The franchise fee income of $16,482 recognized for the three months ended June 30 represents the subfranchise second annual fee from Sino Wish (HK$80,000, approximately US$10,272) and the early termination fee from BJ Kenon (RMB40,000, approximately US$6,210).

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

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

(r)

Segment information

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s operating segments. Management, including the chief operating decision maker, reviews operating results solely by monthly revenue and operating results of Legend Sun, the operating subsidiary in Hong Kong. As such, management has determined that Legend Sun is the Company’s only operating segment. As the Company’s operations and customers are principally all located in Hong Kong and the subfranchisee located in Beijing has terminated the franchise agreement with effect from May 31, 2011 with an immaterial early termination fee of $6,210, no geographic information has been presented.

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

As of June 30, 2011 and Mar 31, 2011, the Company's management has evaluated all such proceedings and claims. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

(t)

Recent Accounting Pronouncements

There is no recently issued accounting pronouncements adopted by the Company.  Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

NOTE 3 BUSINESS ACQUISITION

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

Through the above-mentioned acquisition, the Company engaged in the business of operating a coffee shop restaurant under the renowned Italian “Caffe Kenon” tradename and proceeds the plan to open additional coffee shop restaurants in Hong Kong, PRC, Macau and Taiwan using the same concept either be company owned or subfranchise operations.

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

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

NOTE 3 BUSINESS ACQUISITION (…\Cont’d)

The following unaudited pro forma information presents the Company’s consolidated results of operations as if the acquisition had occurred on April 1, 2010:

	Three months ended June 30,
	2011	2010
Revenue
Food and beverage income	$ 94,216	$ 76,309
Franchise and management fee income	16,482	22,152
Total revenue	110,698	98,461
Pro forma net (loss)/income	$ (23,507)	$ 2,082
Pro forma net (loss)/income per share-basic and diluted	-	-

NOTE 4 INVENTORIES

Inventories are stated at lower of cost or market.  Inventories represent finished goods include food and beverage materials and products for catering services.

NOTE 5 PROPERTY AND EQUIPMENT

Property and equipment of the Company consist primarily of restaurant facilities and equipment owned and operated by the Company's wholly owned subsidiaries. Property and equipment as of June 30 and March 31, 2011 are summarized as follows:

	June 30, 2011 (Unaudited)	March 31, 2011
Furniture & equipment	$ 52,492	$ 51,835
Leasehold improvement	86,001	86,001
Computer equipment	7,066	7,066
Total	145,559	144,902
Accumulated depreciation and amortization	(45,522)	(39,424)
Balance as at period ended	$ 100,037	$ 105,478

Depreciation and amortization expense for the three months ended June 30 2011 and 2010 were $6,098 and nil, respectively.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

NOTE 6 SECURITY DEPOSITS

Security deposits mainly consist of five months rental and management fee security deposits, electricity and water meter deposits for company owned restaurant, and was recorded by the time of payment. Security and deposits as of June 30 and March 31, 2011are summarized as follows:

	June 30, 2011	March 31, 2011
	(Unaudited)
Rental and management fee security deposit	$ 35,888	$ 35,888
Electricity deposit	3,595	3,595
Water deposit	771	771
Food supplies deposit	962	962
Other deposit	129	-
	$ 41,345	$ 41,216

NOTE 7 OPERATING EXPENSES

Operating expenses consist of the following for the three months ended June 30, 2011 and 2010:

	Successor	Predecessor	Successor
	Three months	Three months	Three months
	ended	ended	ended
	June 30,2011	June 30,2010	June 30,2010

Staff costs	$ 20,013	$ 22,560	$ -
Property rent, rate and management fee	23,112	22,958	-
Electricity and utilities	4,683	4,602	-
Depreciation	6,098	5,999	-
Professional and audit fee	9,453	-	1,887
Others	32,696	4,375	-
Total	$ 96,055	$ 60,494	$ 1,887

NOTE 8 FRANCHISE ARRANGEMENTS

Franchise arrangements are pursuant to franchise agreements entered by the Company as the franchisee and Sizegenic Holdings Limited as the franchisor include payment of franchise fee payable on anniversary basis and continuing monthly management fee base upon a percent of franchisees’ net income after tax to Sizegenic throughout the term of franchise.  Under this arrangement, two franchise agreements are entered in February and March 2010, respectively in which the Company is granted the right to operate a café bistro using the brand name “Caffe Kenon” for a term of 3 years and sublicense the right to two subfranchisees in Hong Kong and Beijing respectively to use brand name “caffe Kenon” to operate a café bistro for a term of 3 years commencing from April 1, 2010.  Franchise fee expenses on the use of the license of the brand name and trademark “Caffe Kenon” is recorded upon the granting of the non-exclusive rights by Sizegenic as the fee is non-refundable to and non-cancellable by the Company.  Franchise fee income on the sublicensing of the brand name and trademark “Caffe Kenon” is recognized upon the granting of the non-exclusive rights  to the franchisee as the fee is non-refundable to and non-cancellable by the franchisee and the Company has no further obligations since they are all assumed  by franchisee throughout the term.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

NOTE 8 FRANCHISE ARRANGEMENTS (…\Cont’d)

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

Revenues from franchised Caffe Kenon are as follows:

	Successor	Predecessor	Successor
	Three months	Three months	Three months
	ended	ended	ended
	June 30,2011	June 30,2010	June 30,2010
Subfranchise annual fee income	$ 16,482	$ 22,152	$ -
Subfranchise management fee income	-	-	-
	$ 16,482	$ 22,152	$ -

Franchise and management fee income due to the Company are as follows:

               June 30, 2011

                March 31, 2011

   (Unaudited)

Subfranchise annual and management fee due to the Company: Sino Wish (included in accounts receivable)	$ 10,722	$ 10,272
Beijing Kenon (included in due from related party)	18,090	11,880
	$ 28,812	$ 22,152

Future minimum franchise fee payments due from the Company under existing franchise and subfranchise arrangements are:

Year ended March 31,

2012

     $      10,272

$  20,544

2013

               5,136

      5,136

Total

     $      15,408

$   25,680

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

NOTE 8 FRANCHISE ARRANGEMENTS (…\Cont’d)

Future minimum franchise fee payments due to the Company under existing franchise and subfranchise arrangements are:

Year ended March 31,

2012

$                -

$  16,472

2013

         10,272

    10,272

Total

$       10,272

$  26,744

NOTE 9 SEGMENT INFORMATION

The Company has two reportable segments that include franchised to operate an owned Caffe Kenon in Hong Kong and subfranchise to operate two Caffe Kenon in Hong Kong and Beijing respectively. The subfranchisee located in Beijing has terminated the franchise agreement with effect from May 31, 2011 with an immaterial early termination fee of $6,210, no geographic information has been presented.

Each reportable segment is separately organized and focuses on different customer groups of consumers and subfranchisees.  Each reportable segment prepares a stand-alone set of financial reporting package including information such as revenue, expenses, and goodwill, and the package is regularly reviewed by the Chief Executive Officer.

The following is a summary of relevant information relating to each segment reconciled to amounts on the accompanying consolidated financial statements for the three months ended June 30, 2011. The Company has transitioned from its development stage to operational activities as of February 10, 2011.  The segment information disclosed for three months ended June 30, 2010 represents predecessor’s information.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

NOTE 9 SEGMENT INFORMATION (…\Cont’d)

Three Months ended June 30, 2011 (unaudited)

Successor:	Franchise	Subfranchise	Total

Revenue	$ 94,216	$ 16,482	$ 110,698

Depreciation and amortization	6,098	-	6,098

Cost of revenues and operating expenses
excluding depreciation and amortization	116,981	10,272	127,253

Operating (loss)/income	(28,863)	6,210	(22,653)
Other income	927	-	927

Other expenses	(492)	-	(492)

Total other income (net)	435	-	435

Income tax expenses	(264)	(1,025)	(1,289)

Net (loss)/income after tax	$ (28,692)	$ 5,185	$ (23,507)

Total assets, excluding goodwill	193,189	-	193,189
Goodwill	55,484	-	55,484
Capital expenditure	657	-	657

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

NOTE 9 SEGMENT INFORMATION (…\Cont’d)

          Three Months ended June 30, 2010 (unaudited)

Predecessor:	Franchise	Subfranchise	Total
Revenue	$ 76,309	$ 22,152	$ 98,461

Depreciation and amortization	5,999	-	5,999

Cost of revenues and operating expenses
excluding depreciation and amortization	77,845	10,272	88,117

Operating (loss)/income	(7,535)	11,880	4,345
Other income	1,245	-	1,245
	(111)	-	(111)
Other expenses
	1,134	-	1,134
Total other income, net

Income tax credit (expenses)	450	(1,960)	(1,510)

Net(loss)/ income after tax	$ (5,951)	$ 9,920	$ 3,969

Total assets, excluding goodwill	240,608	6,633	247,241
Goodwill	32,560	-	32,560
Capital expenditure	1,447	-	1,447

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

NOTE 10 INCOME TAX

The Company and its subsidiaries are subject to income tax on an entity basis on income arising in or derived from the tax jurisdictions in which they operate.

The Company and HLL have not provided for income tax due to continuing loss.  Substantially all of the Company’s income before income tax expenses is generated by its operating subsidiary, Legend Sun, in Hong Kong.

A reconciliation of the expected income tax expense (based on HK income tax rate) to the actual income tax expense is as follows:

	Successor	Predecessor	Successor
	Three months	Three months	Three months
	ended	ended	ended
	June 30, 2011	June 30, 2010	June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)
(Loss)/income before tax	$ (22,218)	$ 5,479	$ (1,887)
HK income tax rate	16.50%	16.50%	16.50%
Expected income tax (credit)/expenses calculated
at HK income tax rate	(3,666)	904	(311)
Expenses not deductible for tax purposes	4,257	-	311
Temporary difference not recognized	698	606	-
Actual income tax expenses	$ 1,289	$ 1,510	$ -

The Company's income tax provision in respect of operations in Hong Kong is calculated at the applicable tax rates on the estimated assessable profits for the year based on existing legislation, interpretations and practices in respect thereof. The standard tax rate applicable to the Company was 16.5%. No deferred tax liability has been provided as the amount involved is immaterial.

NOTE 11 OPERATING LEASE COMMITMENTS

The Company entered into a rent agreement on June 1, 2009 to lease premises for operation of the Company-owned restaurant for a term of 5 years (first 3 years non-cancellable and option to extend 2 more years) at a monthly rental rate of $6,667 for the first three years and $8,333 for the last two years.

A of June 30, 2011, the total future minimum lease payments under operating lease in respect of leased premises are payable as follows:-

Year ended March 31,
2012	$ 60,003
2013	96,664
Total	$ 156,667

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

NOTE 12 RELATED PARTY TRANSACTIONS

Balance with related party

	June 30, 2011 (Unaudited)	March 31, 2011
Payable to stockholder:
- Cheung Ming, stockholder	$ 147,890	$131,688
Due from related party:
- Beijing Kenon Bistro Catering Limited (“BJ Kenon”) (Common stockholder, Gu Yao)	$ 19,194	$ 12,984
Subfranchise fee income from BJ Kenon for three months ended June 30, 2011 and year ended March 31, 2011	$ 6,210	$ 11,880
Due from/(to) related party: - Sizegenic Holdings Limited (“Sizegenic”) (Common stockholder, Cheung Ming)	$ 8,193	$ (5,923)
Advance payment of coffee products receivable from Sizegenic for three months ended June 30, 2011 and franchise management fee payable to Sizegenic for the year ended March 31, 2011	$ 492	$ (1,718)
- Management fee payable to Ever Lucid Limited (“Ever Lucid”) (Common stockholder, Cheung Ming)	$ (3,852)	$ -

Management fee paid to Ever Lucid for three months ended June 30, 2011 and year ended March 31, 2011

- Frascona, Joiner, Goodman and Greenstein, P.C (“FJGG”) (Common officer, director and shareholder, Gary Joiner)

Professional fee paid for the three months ended June 30, 2011

$ 7,704 $ 16,202	$ - $ -

The payables to stockholder mainly represent payment by Cheung Ming on behalf of the Company for primarily the legal and professional expenses.  This advance is unsecured, non-interest bearing and without fixed repayment term.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

NOTE 12 RELATED PARTY TRANSACTIONS (…\Cont’d)

The Company had receivables and payables from/to related parties. The receivable from BJ Kenon mainly represents the first year annual franchise fee income pursuant to the franchise agreement for a term of 3 years entered on April 1, 2010 and franchise fee income of early termination fee of the franchise agreement pursuant to the termination agreement entered and effective from May 31, 2011.

The receivable from Sizegenic mainly represents balance of advance payment of coffee product supplies less franchise management fee included in operating expenses of Company-owned restaurant pursuant to the related franchise agreements in place.

The payables to Ever Lucid, a wholly owned subsidiary of Sizegenic, represents the operating expenses for management services rendered for support functions included information technology, finance, human resources and administrative, design, marketing and promotion to Legend Sun pursuant to the management services agreement entered and effective from April 1, 2011.

The amount paid FJGG mainly represents the legal and professional services provided by FJGG.

NOTE 13 CERTAIN RISK AND CONCENTRATION

Credit risk

As of June 30 and March 31, 2011, substantially all of the Company’s cash included bank deposits in accounts maintained within Hong Kong, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

Corporate Structure

The Chart below depicts our corporate structure. As depicted below, Studio II Brands owns 100% of Hippo Lace Limited and Hippo Lace Limited owns 100% of Legend Sun Limited.

Studio II Brands, Inc. A Florida Corporation

↓ 100%

Hippo Lace Limited. A British Virgin Islands Corporation

↓ 100%

Legend Sun Limited A Hong Kong Corporation

The Company completed the share exchange transaction with HLL in order to acquire the business operations carried on through its subsidiary, Legend Sun, and with the intent of focusing our business activity exclusively on those operations.  Through Legend Sun, the Company is  in the business of operating coffee shop restaurants under the tradename “Caffe Kenon.”  The Company currently owns and operates one Caffé Kenon coffee shop located in Hong Kong which has been in operation since July 2009.  This shop is operated under the terms of a franchise agreement between HLL and Sizegenic Holdings Limited, a British Virgin Islands corporation (“Sizegenic”). As of June 30, 2011, one other Caffe Kenon coffee shop located in Hong Kong is operated by a subfranchisee of HLL from which the Company receives franchise and management fees.

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

Critical Accounting Policies and Estimates

A summary of significant accounting policies is provided in Note 2 to our financial statements included in our filing on Form 10-K for the fiscal year ended March 31, 2011, and filed with the SEC on August 8, 2011.  Our officers and directors believe that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

The preparation of financial statements in conformity with generally accepted accounting principles requires our officers and directors to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will differ from those estimates.

Results for the Three Months Ended June 30, 2011 compared to Three Months Ended June 30, 2010

The following discussion regarding unaudited results of operation relates to the business operations which are carried on through our operating subsidiary, Legend Sun.  The Company believes the following information is relevant to an assessment and understanding of our results of operation and financial condition for the three months ended June 30, 2011 and 2010 which is before and after the Company acquired HLL and its subsidiary Legend Sun in February, 2011. The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere in this Form, and also the unaudited pro forma consolidated results of operations as if the acquisition of HLL and its subsidiary had occurred on April 1, 2010 as shown below.

The following unaudited pro forma information presents the Company’s consolidated results of operations as if the acquisition had occurred on April 1, 2010 for comparative analysis purpose since Studio II Brands, INC., the parent company, had small amounts of income statement activities only:

	Three months ended June 30,
	2011	2010
Revenue
Food and beverage income	$94,216	$76,309
Franchise and management fee income	16,482	22,152
Total revenue	110,698	98,461
Cost of goods sold	(37,296)	(33,622)
Gross profit	73,402	64,839
Operating expenses	(96,055)	(62,381)
Operating (loss)/income	(22,653)	2,458
Other income	927	1,245
Other expenses	(492)	(111)
Total other income, net	435	1,134
Income tax expenses	(1,289)	(1,510)
Net (loss)/income	$(23,507)	$ 2,082
Net (loss)/income per share-basic and diluted	-	-

Revenues

Revenue consists of operating revenue from company-owned restaurant ($94,216), second year annual subfranchise fee from subfranchisee Sino Wish ($10,272), early termination fee of subfranchisee from Beijing Kenon Bistro Catering Limited (“BJ Kenon”) located in Beijing ($6,210).  The increase of operating income as compared to the same period in 2010 ($76,309) mainly due to increased sales volume and price adjustment on an annual basis.

HLL and BJ Kenon agreed to terminate the franchise agreement signed on April 1, 2010 with effect from May 31, 2011 due to restructuring of Beijing subfranchisee who agreed to pay HLL an early termination fee of RMB40,000 ($6,210).  As a result, the franchise fee income ($16,482) decreased as compared to $22,152 for 2010.

Cost of Revenues

Cost of revenue amounting to $37,296 represents finished goods include food and beverage materials and products for catering services sold by company-owned restaurant.  The increase of cost of revenue from restaurant operation as compared to the same period in 2010 ($33,622) was in line with increased sales volume.

Pursuant to the terms regarding subfranchise stipulated in the supplementary franchise agreement entered between HLL and Sizgenic on March 1, 2010, HLL is payable to Sizegenic for the second year subfranchise fee of HK$40,000 (approximately $5,128) for BJ Kenon due in April 2011 before the termination of franchise agreement with Beijing Kenon with effect from May 31, 2011.  HLL is not required to pay third year subfranchise fee following the termination of agreement with Beijing Kenon with effect from May 31, 2011.

Gross Profit

Gross profit amounting to $73,402 represents the result of the revenues and costs of revenues from company owned restaurant ($67,192) and subfranchise fee income and expenses ($6,210).  The increase of gross profit from restaurant operation as compared to the same period in 2010 ($52,959) was mainly due to increased sales volume and price adjustment.  The decrease of gross profit from subfranchise operation as compared to 2010 was mainly due to lower early termination fee of subfranchisee BJ Kenon ($6,210) than the first year annual subfranchise fee of BJ Kenon ($11,880).

Operating Expenses

Operating expenses for the Company and subsidiaries were $96,055 and $62,381 for three months ended June 30, 2011 and 2010, respectively.

They consist of the following items:

	Three months ended June 30, 2011	Three months ended June 30, 2010

Staff costs	20,012	22,560
Rent, government fee, management fee	23,112	22,958
Electricity, gas and utilities	4,683	4,602
Depreciation	6,098	5,999
Professional and audit fee	25,655	1,887
Others	16,495	4,375
	96,055	62,381

The increase of operating expenses mainly due to legal and professional expenses for CPA’s and legal counsel’s review of financials and statutory filing of the forms and documentation after the acquisition of HLL ($25,655) and the management service fee charged by Ever Lucid Ltd, a subsidiary of Sizegenic, for the provision of support services including information technology, finance, human resources, administrative, design, marketing and promotion at HK$20,000 per month (approximately $2,568).

Operating Loss/income

Operating loss amounting to $22,653 for the three months ended June 30, 2011 represents the result of revenues, costs of revenues and operating expenses from Company-owned restaurant ($28,863) and subfranchise operating income ($6,210).  Operating income for 2010 ($2,458) represents operating loss of Company-owned restaurant ($9,422) and subfranchise operating income $11,880.  The operating loss for three months ended June 30, 2011 mainly due to legal and professional expenses for CPA’s and legal counsel’s review of financials and statutory filing of the forms and documentation after the acquisition of HLL ($25,655).

Other income and expenses

Other income and expenses were $927 and $492 for three months ended June 30, 2011 and $1,245 and $111 for three months ended June 30, 2010 respectively.  Other income represents the tip from Company-owned restaurant. Other expenses represents franchise management fee expenses of Company-owned restaurant.

Net income or loss

Net loss for three months ended June 30, 2011 amounting to $23,507 represents the net loss of Company-owned restaurant ($28,692) and net income of subfranchise operation ($5,185).  Net income for three months ended June 30, 2010 amounting to $2,082 represents the net loss of Company-owned restaurant ($7,838) and net income of subfranchise operation ($9,920).

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

Net cash used in operating activities was 28,123.  It mainly represents net loss caused by increased legal and professional expenses for CPA’s and legal counsel’s review of financials and statutory filing of the forms and documentation after the acquisition of HLL.

Net cash used in investing activities was $657 and represents purchase of equipment.

Net cash provided by financing activities was $16,200 and represents the proceeds from payable to stockholder for payment of legal and professional expenses on behalf of the Company.

A shareholder of the Company, Cheung Ming, has paid expenses on behalf of the Company in exchange for a payable bearing no interest and without fixed repayment term.  Amounts payable to the aforesaid shareholder at June 30, 2011 and March 31, 2011were $147,890 and $131,688, respectively.  The payable is an internal source of liquidity for payment of operational expenses and to provide working capital.  Possible external sources of liquidity may include loan borrowing from financial institutions or possible completion of a share exchange transaction to acquire potential and profitable businesses which can generate additional cash flow.

The Company believes that the existing cash and cash equivalents on hand as at June 30, 2011 at approximately $11,365, together with approximately $3,000 monthly average net cash inflow generated from the Company-owned restaurant will be sufficient to meet the working capital requirements for current level of operations and to sustain business operations at the current levels for the next twelve months.

According to the Company cash flow projection for the next five years, based on projections and assumptions of stable growth of annual revenue and maintenance of a consistent cost and expense structure, as well as cash based turnover and payable of supplies on credit, the Company-owned restaurant could generate annual cash surplus of approximately US$38,000 for the first year from April 2011 to March 2012, increasing to approximately US$82,000 for the fifth year from April 2015 to March 2016,  and could accumulate sufficient cash balance to self sustain its business operation throughout the five years.

As of June 30, 2011, there were no material commitments for capital expenditures for business operations.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

By:  /S/ Cheung Sing

Cheung Sing, Chief Executive Officer

Date: August 18, 2011

By:  /S/ Leung Kin Wah

Leung Kin Wah, Chief Financial Officer

Date: August18, 2011