Form 10-Q/A
period 2011-06-30
STUDIO II BRANDS INC
filed 2011-10-28
CIK 1081091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Studio II Brands Inc.  (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment 1”) to its periodic report on Form 10-Q, which was originally filed with the Securities and Exchange Commission on August 18, 2011 (the “Original Filing”).   This Amendment 1 is being filed to: (i) restate and reissue its unaudited interim financial statements for the fiscal period ended June 30, 2011 contained in the Original Filing; and (ii) to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T and (ii);

Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and our principal financial officer are attached to this form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, no other changes have been made to the Original Filing.  Except as described above, this Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the Original Filing, or modify or update those disclosures, including any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing.  Accordingly, this Amendment No. 1 on Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

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

STUDIO II BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2011

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Page
Consolidated Balance Sheets as of June 30, 2011 (unaudited) and March 31, 2011	3

Consolidated Statements of Operations for Three-months ended June 30, 2011 and 2010 (unaudited)	4

Consolidated Statement of Stockholder’s Equity for the Three-months ended June 30, 2011 (unaudited)	5

Consolidated Statements of Cash Flows for Three-months ended June 30, 2011 and 2010 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7-19

STUDIO II BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Successor:
	June 30, 2011 (unaudited)	March 31, 2011
ASSETS
CURRENTS ASSETS
Cash	$ 11,365	$ 23,945
Due from related party	27,387	12,984
Accounts receivable	10,722	16,886
Inventories	2,333	2,058
Total current assets	51,807	55,873

Property and equipment, net	100,037	105,478
Security deposits	41,345	41,216
Goodwill	55,484	55,484

TOTAL ASSETS	$ 248,673	$ 258,051

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 53,118	$ 51,987
Income tax payable	4,873	6,006
Due to related party	3,852	5,923
TOTAL CURRENT LIABILITIES	61,843	63,916
Payable to stockholder	147,890	131,688
TOTAL LIABILITIES	209,733	195,604
COMMITMENS AND CONTINGENCIES STOCKHOLDER'S EQUITY
Common stock, 100,000,000 shares authorized with par value $0.001;
11,899,276 shares issued and outstanding as of June 30, 2011 and March 31, 2011	11,900	11,900
Additional paid-in capital	258,871	258,871
Accumulated deficit	(231,831)	(208,324)
TOTAL STOCKHOLDER'S EQUITY	38,940	62,447

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 248,673	$ 258,051
See accompanying notes to consolidated financial statements (unaudited).

STUDIO II BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Successor Three-months ended June 30, 2011	Predecessor Three-months ended June 30, 2010	Successor Three-months ended June 30, 2010

REVENUE
Food and beverage income	$ 94,216	$ 76,309	$ -
Franchise and management fee income	16,482	22,152	-
	$ 110,698	$ 98,461	$ -

Cost of goods sold (exclusive of depreciation)	(37,296)	(33,622)	-

Gross profit	73,402	64,839	-

Operating expenses	(96,055)	(60,494)	(1,887)
OPERATING (LOSS)/INCOME	(22,653)	4,345	(1,887)

OTHER INCOME/(EXPENSES)
Other income	927	1,245	-
Other expenses	(492)	(111)	-
TOTAL OTHER INCOME, NET	435	1,134

NET (LOSS)/INCOME BEFORE INCOME TAXES	(22,218)	5,479	(1,887)

Income tax expenses	(1,289)	(1,510)	-
NET (LOSS)/INCOME	$ (23,507)	$ 3,969	$ (1,887)
Net (loss)/income per common share
Basic and fully diluted	$ -	$ 3,969	$ -

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	11,899,276	1	3,745,676
See accompanying notes to consolidated financial statements (unaudited).

STUDIO II BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY FOR THE THREE MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

	Common Stock, Par value of $0.001				Total
			Additional	Accumulated	stockholder's
	Number	Amount	Paid-in capital	deficit	equity
Successor:
Balance as of March 31, 2011	11,899,276	$11,900	$258,871	$ (208,324)	$ 62,447
Net loss	-	-	-	(23,507)	(23,507)
Balance as of June 30, 2011	11,899,276	$ 11,900	$ 258,871	$ (231,831)	$ 38,940
See accompanying notes to consolidated financial statements (unaudited).

STUDIO II BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Successor Three months ended June 30,2011	Predecessor Three months ended June 30,2010	Successor Three months ended June 30,2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/income	$ (23,507)	$ 3,969	$ (1,887)
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Depreciation	6,098	5,999	-
Changes in operating assets and liabilities:
Due from related party	(14,403)	(11,880)	-
Account receivable	6,163	(10,272)	-
Other receivable	-	145	-
Inventory	(275)	834	-
Security deposits	(128)	(257)	-
Account payable and accrual expenses	1,132	1,791	(4,720)
Due to related party	(2,070)	13,207	-
Provision for taxation	(1,133)	1,511	-
NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(28,123)	5,047	(6,607)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(657)	(1,447)	-
NET CASH USED IN INVESTING ACTIVITIES	(657)	(1,447)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder’s loan	-	6,420	-
Proceeds from payable to stockholder	16,200	-	6,607
NET CASH PROVIDED BY FINANCING ACTIVITIES	16,200	6,420	6,607

NET (DECREASE)/INCREASE IN CASH	(12,580)	10,020	-
Beginning of period	$ 23,945	$ 15,322	$ -
End of period	$ 11,365	$ 25,342	$ -
Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

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

Depreciation expense is recorded over the asset’s estimated useful lives or lease period, using the straight line method, at the following annual rates:-

Furniture and equipment: 10% - 20%, per annum

Computer equipment: 10%, per annum

Leaseholder improvements:  over the lease term

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

 (g)

Accounts receivables

Accounts receivable are shown net of allowance for doubtful accounts. During the period, there were no bad debts incurred and no allowance for doubtful accounts recorded at both March 31, 2011 and June 30, 2011. The Company’s management has established an allowance for doubtful accounts sufficient to cover probable and reasonably estimable losses. The allowance for doubtful accounts considers a number of factors, including collection experience, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable portfolios, industry norms, regulatory decisions and other factors. Management reviews the composition of accounts receivable and analyzes any historical bad debts, customer concentrations, and customer credit worthiness.  Management’s policy is to record a reserve primarily on a specific identification basis.  Accounts are written off after use of a collection agency is deemed to be no longer useful.  The accounts receivable balance as of March 31, 2011 is $16,886 mainly represents the first year annual fee and March 2011 management fee income from Sino Wish, the subfranchisee located in Hong Kong commenced in April 2010.  The accounts receivable balance of $10,722 at June 30, 2011 mainly represents the second year franchise annual fee and last year management fee income from Sino Wish.  After reviewing and analyzing the account receivable from Sino Wish, management believes that the company is trustworthy and no allowance is required because there was no historical bad debt, the business and the economy are in a growing trend and we are not aware of any credibility problem of the company.

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

(l)

Accounts payable and accrued expenses consist of the following:

	June 30, 2011 (Unaudited)	March 31, 2011
Accounts payable	$15,668	$8,516
Accrued expenses
Legal and professional fees	26,128	32,361
Payroll and other operating expenses	11,322	11,110
	$53,118	$51,987

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

(p)

Revenue recognition

Revenue represents the invoiced value of goods sold or services provided.  Revenue is recognized when all the following criteria are met:

(i)Persuasive evidence of an arrangement exists.

(ii)Services had been rendered.

(iii)The seller’s price to the buyer is fixed or determinable, and

(iv)Collectivity is reasonably assured.

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

(r)

Segment information

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s operating segments. Management, including the chief operating decision maker, reviews operating results solely by monthly revenue and operating results of the Company. As such, management has determined that Company’s franchise operations in Hong Kong and Beijing are two operating segments and geographic information has been presented.

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

As of June 30, 2011 and March 31, 2011, the Company's management has evaluated all such proceedings and claims. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

(t)

Recent Accounting Pronouncements

There is no recently issued accounting pronouncements adopted by the Company.  Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

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

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

The fair values of the assets acquired and liabilities assumed at the date of acquisition as determined in accordance with ASC 805, and the purchase price allocation at the date of acquisition, were as follows:

Consideration:
Equity instruments (2,291,100 common stock of the Company)	$218,676
Cash acquired	(14,088)
Consideration, net of cash acquired	$204,588
Allocated to:
Accounts receivable	21,792
Due from related parties	12,985
Security deposit	41,216
Property and equipment	108,883
Accounts payable and accrued expenses	(22,060)
Due to related party	(6,980)
Provision for taxation	(6,732)
Net tangible assets	$149,104

Value of excess of purchase price over net assets
Acquired allocated to:
Goodwill	$55,484

The following unaudited pro forma information presents the Company’s consolidated results of operations as if the acquisition had occurred on April 1, 2010:

	Three months ended June 30,
	2011	2010
Revenue
Food and beverage income	$94,216	$76,309
Franchise and management fee income	16,482	22,152
Total revenue	110,698	98,461
Pro forma net (loss)/income	$(23,507)	$2,082
Pro forma net (loss)/income per share-basic and diluted	-	-

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

NOTE 5 PROPERTY AND EQUIPMENT

Property and equipment of the Company consist primarily of restaurant facilities and equipment owned and operated by the Company's wholly owned subsidiaries. Property and equipment as of June 30 and March 31, 2011 are summarized as follows:

	June 30, 2011 (Unaudited)	March 31, 2011
Furniture & equipment	$52,492	$51,835
Leasehold improvement	86,001	86,001
Computer equipment	7,066	7,066
Total	145,559	144,902
Accumulated depreciation and amortization	(45,522)	(39,424)
Balance as at period ended	$100,037	$105,478

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

NOTE 6 SECURITY DEPOSITS

Security deposits mainly consist of five months rental and management fee security deposits, electricity and water meter deposits for company owned restaurant, and was recorded by the time of payment. Security and deposits as of June 30 and March 31, 2011are summarized as follows:

	June 30, 2011	March 31, 2011
	(Unaudited)
Rental and management fee security deposit	$35,888	$35,888
Electricity deposit	3,595	3,595
Water deposit	771	771
Food supplies deposit	962	962
Other deposit	129	-
	$41,345	$41,216

NOTE 7 COST OF GOODS SOLD

Cost of goods sold consists of finished goods include food and beverage materials and products for catering services sold by company-owned restaurant and the subfranchise annual fee expenses and exclusive of depreciation expenses shown separately under Note 8 Operating Expenses.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

NOTE 8 OPERATING EXPENSES

Operating expenses consist of the following for the three months ended June 30, 2011 and 2010:

	Successor	Predecessor	Successor
	Three months ended June 30, 2011	Three months ended June 30, 2010	Three months ended June 30, 2010

Staff costs	$20,013	$22,560	$-
Property rent, rate and management fee	23,112	22,958	-
Electricity and utilities	4,683	4,602	-
Depreciation	6,098	5,999	-
Professional and audit fee	9,453	-	1,887
Others	32,696	4,375	-
Total	$96,055	$60,494	$1,887

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

Revenues from franchised Caffe Kenon are as follows:

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

	Successor	Predecessor	Successor
	Three months Ended June 30, 2011	Three months Ended June 30, 2010	Three months Ended June 30, 2010
Subfranchise annual fee income	$16,482	$22,152	$-
Subfranchise management fee income	-	-	-
	$16,482	$22,152	$-

Franchise and management fee income due to the Company are as follows:

	June 30, 2011	March 31, 2011
Subfranchise annual and management fee due to the Company:
Sino Wish (included in accounts receivable)	$10,722	$10,272
Beijing Kenon (included in due from related party)	18,090	11,880
	$28,812	$22,152

Future minimum franchise fee payments due from the Company under existing franchise and subfranchise arrangements are:

Year ended March 31,
2012	$10,272	$20,544
2013	5,136	5,136
Total	$15,408	$25,680

Future minimum franchise fee payments due to the Company under existing franchise and subfranchise arrangements are:

Year ended March 31,
2012	$-	$16,472
2013	10,272	10,272
Total	$10,272	$26,744

Franchise fees owe to Sizegenic consist of franchise and subfranchise annual fee and monthly franchise management fee applicable to profit after tax of Company-owned restaurant.  For six months ended June 30, 2011, the subfranchise annual fee expense in total of $10,272 for Hong Kong and Beijing owe to Sizegenic partially offset the annual fee and early termination fee in total of $16,482 collected from subfranchisee in HK and Beijing, respectively.

The 1st year franchise annual fee owe to Sizegenic for the Company-owned restaurant at $5,136 was after a special 50% discount and full amount of $10,272 is due per annum beginning in the second year and throughout the term of the agreement.

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

Three Months ended June 30, 2011 (unaudited)
Successor:	Franchise	Subfranchise	Total

Revenue	$94,216	$16,482	$110,698

Depreciation and amortization	6,098	-	6,098

Cost of revenues and operating expenses excluding depreciation and amortization	116,981	10,272	127,253

Operating (loss)/income	(28,863)	6,210	(22,653)
Other income	927	-	927

Other expenses	(492)	-	(492)

Total other income (net)	435	-	435

Income tax expenses	(264)	(1,025)	(1,289)

Net (loss)/income after tax	$(28,692)	$5,185	$(23,507)

Total assets, excluding goodwill	193,189	-	193,189
Goodwill	55,484	-	55,484
Capital expenditure	657	-	657

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

Three Months ended June 30, 2010 (unaudited)
Predecessor:	Franchise	Subfranchise	Total

Revenue	$76,309	$22,152	$98,461

Depreciation and amortization	5,999	-	5,999

Cost of revenues and operating expenses excluding depreciation and amortization	77,845	10,272	88,177

Operating (loss)/income	(7,535)	11,880	4,345
Other income	1,245	-	1,245

Other expenses	(111)	-	(111)

Total other income (net)	1,134	-	1,134

Income tax credit (expenses)	450	(1,960)	(1,510)

Net (loss)/income after tax	$(5,951)	$9,920	$3,969

Total assets, excluding goodwill	240,608	6,633	247,241
Goodwill	32,560	-	32,560
Capital expenditure	1,447	-	1,447

	Hong Kong	Beijing	Total
Geographic segment revenue	$86,581	$11,880	$98,461

NOTE 11 INCOME TAX

The Company and its subsidiaries are subject to income tax on an entity basis on income arising in or derived from the tax jurisdictions in which they operate.

The Company and HLL have not provided for income tax due to continuing loss.  Substantially all of the Company’s income before income tax expenses is generated by its operating subsidiary, Legend Sun, in Hong Kong.

A reconciliation of the expected income tax expense (based on HK income tax rate) to the actual income tax expense is as follows:

	Successor	Predecessor	Successor
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Three Months Ended June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)
(Loss)/income before tax	$(22,218)	$5,479	$(1,887)
HK income tax rate	16.50%	16.50%	16.50%
Expected income tax (credit)/expenses calculated
at HK income tax rate	(3,666)	904	(311)
Expenses not deductible for tax purposes	4,257	-	311
Temporary difference not recognized	698	606	-
Actual income tax expenses	$1,289	$1,510	$-

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

A of June 30, 2011, the total future minimum lease payments under operating lease in respect of leased premises are payable as follows:-

Year ended March 31,
2012	$60,003
2013	96,664
Total	$156,667

NOTE 13 RELATED PARTY TRANSACTIONS

Balance with related party

	June 30, 2011 (Unaudited)	March 31, 2011

Payable to stockholder:
Cheung Ming, stockholder	$147,890	$131,688

Due from related party:
Beijing Kenon Bistro Catering Limited (“BJ Kenon”) (Common stockholder, Gu Yao)	$19,194	$12,984

Subfranchise fee income charged to BJ Kenon for three months ended June 30, 2011 and year ended March 31, 2011	$6,210	$11,880

Due from/(to) related party:
Sizegenic Holdings Limited (“Sizegenic”) (Common stockholder, Cheung Ming)	$8,193	$(5,923)

Advance payment of coffee products receivable from Sizegenic for three months ended June 30, 2011 and franchise management fee payable to Sizegenic for the year ended March 31, 2011	$492	$(1,718)

Management fee payable to Ever Lucid Limited (“Ever Lucid”) (Common stockholder, Cheung Ming)	$(3,852)	$-

Management fee charged by Ever Lucid for three months ended June 30, 2011 and year ended March 31, 2011	$7,704	$-

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

Frascona, Joiner, Goodman and Greenstein, P.C (“FJGG”) (Common officer, director and shareholder, Gary Joiner) Professional fee paid for the three months ended June 30, 2011	$16,202	$-

The payables to stockholder mainly represent payment by Cheung Ming on behalf of the Company for primarily the legal and professional expenses.  This advance is unsecured, non-interest bearing and without fixed repayment term.

The Company had amounts charged to and by related parties. The amount charged to BJ Kenon mainly represents the first year annual franchise fee income pursuant to the franchise agreement for a term of 3 years entered on April 1, 2010 and franchise fee income of early termination fee of the franchise agreement pursuant to the termination agreement entered and effective from May 31, 2011.

The receivable from Sizegenic mainly represents balance of advance payment of coffee product supplies less franchise management fee included in operating expenses of Company-owned restaurant pursuant to the related franchise agreements in place.

The amount charged by Ever Lucid, a wholly owned subsidiary of Sizegenic, represents the operating expenses for management services rendered for support functions included information technology, finance, human resources and administrative, design, marketing and promotion to Legend Sun pursuant to the management services agreement entered and effective from April 1, 2011.

The amount paid to FJGG mainly represents the legal and professional services provided by FJGG.

NOTE 14 CERTAIN RISK AND CONCENTRATION

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

	Three months ended June 30,
	2011	2010
Revenue
Food and beverage income	$94,216	$76,309
Franchise and management fee income	16,482	22,152
Total revenue	110,698	98,461
Cost of goods sold	(37,296)	(33,622)
Gross profit	73,402	64,839
Operating expenses	(96,055)	(60,494)
Operating (loss)/income	(22,653)	4,345
Other income	927	1,245
Other expenses	(492)	(111)
Total other income, net	435	1,134
Income tax expenses	(1,289)	(1,510)
Net (loss)/income	$(23,507)	$ 3,969
Net (loss)/income per share-basic and diluted	-	-

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

Operating Expenses

Operating expenses for the Company and subsidiaries were $96,055 and $60,494 for three months ended June 30, 2011 and 2010, respectively.

They consist of the following items:

	Three months ended June 30, 2011	Three months ended June 30, 2010

Staff costs	20,012	22,560
Rent, government fee, management fee	23,112	22,958
Electricity, gas and utilities	4,683	4,602
Depreciation	6,098	5,999
Professional and audit fee	25,655	-
Others	16,495	4,375
	96,055	60,494

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

Operating Loss/income

Operating loss amounting to $22,653 for the three months ended June 30, 2011 represents the result of revenues, costs of revenues and operating expenses from Company-owned restaurant ($28,863) and subfranchise operating income ($6,210).  Operating income for 2010 $4,345 represents operating loss of Company-owned restaurant ($7,535) and subfranchise operating income $11,880.  The operating loss for three months ended June 30, 2011 mainly due to legal and professional expenses for CPA’s and legal counsel’s review of financials and statutory filing of the forms and documentation after the acquisition of HLL ($25,655).

Other income and expenses

Other income and expenses were $927 and $492 for three months ended June 30, 2011 and $1,245 and $111 for three months ended June 30, 2010 respectively.  Other income represents the tip from Company-owned restaurant. Other expenses represents franchise management fee expenses of Company-owned restaurant.

Net income or loss

Net loss for three months ended June 30, 2011 amounting to $23,507 represents the net loss of Company-owned restaurant ($28,692) and net income of subfranchise operation ($5,185).  Net income for three months ended June 30, 2010 amounting to $3,969 represents the net loss of Company-owned restaurant ($5,951) and net income of subfranchise operation ($9,920).

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

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

SCH XBRL Schema Document.

101

CAL XBRL Taxonomy Extension Calculation Linkbase Document.

101

LAB XBRL Taxonomy Extension Label Linkbase Document.

101

PRE XBRL Taxonomy Extension Presentation Linkbase Document.

101

DEF XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STUDIO II BRANDS, INC.

By:  /S/ Cheung Sing

Cheung Sing, Chief Executive Officer

Date: October 28, 2011

By:  /S/ Leung Kin Wah

Leung Kin Wah, Chief Financial Officer

Date: October 28, 2011