Form 10-Q
period 2011-09-30
STUDIO II BRANDS INC
filed 2011-11-18
CIK 1081091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

[X] No

As of November __, 2011, the Issuer had 11,899,276 shares of common stock issued and outstanding.

 QUARTERLY REPORT ON FORM 10-Q

          OF STUDIO II BRANDS, INC.

               FOR THE PERIOD ENDED SEPTEMBER 30, 2011

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

STUDIO II BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Successor:
	September 30, 2011 (unaudited)	March 31, 2011
ASSETS
CURRENTS ASSETS
Cash	$ 12,598	$ 23,945
Due from related party	27,169	12,984
Accounts receivable	10,272	16,886
Inventories	2,353	2,058
Total current assets	52,392	55,873

Property and equipment, net	93,934	105,478
Security deposits	41,666	41,216
Goodwill	55,484	55,484

TOTAL ASSETS	$ 243,476	$ 258,051

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 52,283	$ 51,987
Income tax payable	5,051	6,006
Due to related party	-	5,923
TOTAL CURRENT LIABILITIES	57,334	63,916
Payable to stockholder	164,448	131,688
TOTAL LIABILITIES	221,782	195,604
COMMITMENS AND CONTINGENCIES STOCKHOLDER'S EQUITY
Common stock, 100,000,000 shares authorized with par value $0.001;
11,899,276 shares issued and outstanding as of September 30, 2011 and March 31, 2011	11,900	11,900
Additional paid-in capital	258,871	258,871
Accumulated deficit	(249,077)	(208,324)
TOTAL STOCKHOLDER'S EQUITY	21,694	62,447

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 243,476	$ 258,051
See accompanying notes to consolidated financial statements

STUDIO II BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Successor Three-months ended September 30, 2011	Three Months Ended Predecessor Three-months ended September 30, 2010	Successor Three-months ended September 30, 2010	Successor Six-months ended September 30, 2011	Six Months Ended Predecessor Six-months ended September 30, 2010	Successor Six-months ended September 30, 2010

REVENUE
Food and beverage income	$ 89,543	$ 90,914	$ -	$ 183,759	$ 167,223	$ -
Franchise and management fee income	-	114	-	16,482	22,266	-
	$ 89,543	$ 91,028	$ -	$ 200,241	$ 189,489	$ -

Cost of goods sold (exclusive of depreciation)	(25,709)	(26,005)	-	(63,005)	(59,627)	-

Gross profit	63,834	65,023	-	137,236	129,862	-

Operating expenses	(81,673)	(64,526)	(6,881)	(177,728)	(125,020)	(8,768)
OPERATING (LOSS)/INCOME	(17,839)	497	(6,881)	(40,492)	4,842	(8,768)

OTHER INCOME/(EXPENSES)
Other income	844	947	-	1,771	2,192	-
Other expenses	(74)	(498)	-	(566)	(609)	-
TOTAL OTHER INCOME, NET	770	449	-	1,205	1,583	-
NET (LOSS)/INCOME BEFORE INCOME TAXES	(17,069)	946	(6,881)	(39,287)	6,425	(8,768)

Income tax expenses	(177)	(734)	-	(1,466)	(2,244)	-
NET (LOSS)/INCOME	$ (17,246)	$ 212	$ (6,881)	$ (40,753)	$ 4,181	$ (8,768)
Net (loss)/income per common share
Basic and fully diluted	$ - $ 212		$ -	$ -	$ 4,181	$ -

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	11,899,276	1	3,745,676	11,899,276	1	3,745,676
See accompanying notes to consolidated financial statements

STUDIO II BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

	Common Stock, Par value of $0.001				Total
			Additional	Accumulated	Stockholders’
	Number	Amount	Paid-in capital	deficit	equity
Successor:
Balance as of March 31, 2011	11,899,276	$11,900	$258,871	$ (208,324)	$ 62,447
Net loss	-	-	-	(40,753)	(40,753)
Balance as of September 30, 2011	11,899,276	$ 11,900	$ 258,871	$ (249,077)	$ 21,694
See accompanying notes to consolidated financial statements

STUDIO II BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Successor Six months ended September 30,2011	Predecessor Six months ended September 30,2010	Successor Six months ended September 30,2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/income	$ (40,753)	$ 4,181	$ (8,768)
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Depreciation and amortization	12,201	12,040	-
Changes in operating assets and liabilities:
Due from related party	(14,185)	(12,984)	-
Account receivable	6,614	(10,272)	-
Other receivable	-	-	-
Inventory	(295)	815	-
Security deposits	(450)	(257)	-
Account payable and accrual expenses	296	(8,207)	1,411
Due to related party	(5,923)	5,745	-
Provision for taxation	(955)	2,245	-
NET CASH USED IN OPERATING ACTIVITIES	(43,450)	(6,694)	(7,357)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(657)	(3,109)	-
NET CASH USED IN INVESTING ACTIVITIES	(657)	(3,109)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder’s loan	-	6,420	-
Proceeds from stockholder	32,760	-	7,357
NET CASH PROVIDED BY FINANCING ACTIVITIES	32,760	6,420	7,357
NET DECREASE IN CASH	(11,347)	(3,383)	-
Beginning of period	$ 23,945	$ 15,322	$ -
End of period	$ 12,598	$ 11,939	$ -
Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ (2,421)	$ -	$ -

Additional supplemental cash flow information is set out in note 3 Business acquisition.

See accompanying notes to consolidated financial statements.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Basis of Presentation

The consolidated financial statements as of September 30, 2011 and for the three and six month periods ended September 30, 2011 and 2010 are unaudited. The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial reporting.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2011 and the results of its operations and cash flows for the three and six month periods ended September 30, 2011 and 2010.  Operating results as presented are not necessarily indicative of the results to be expected for a full year.  These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 2011.

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

(b)

Principles of Consolidation

The balance sheets as of September 30 and March 31, 2011 include the Company and its wholly-owned subsidiaries, HLL and Legend Sun.  Additionally, the results of operations and cash flows for the six months ended September 30, 2011 and 2010 include the operations of HLL and Legend Sun from the date of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

(c)

Going concern and management’s plans

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, they do not include any adjustments that might result from the outcome of this uncertainty.  The Company’s minimal revenues, its dependency from continued funding from its stockholders and the net cash used in operating activities raise substantial double about its ability to continue as a going concern.    The Company's business plan includes raising funds from outside potential investors.  However, there is no assurance that it will be able to do so.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d/…)

(d)

Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include the reserves related to receivables, the recoverability and useful lives of long lived assets, realizable values for inventories and accrued expenses.

(e)

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

	September 30,	September 30,	March 31,
	2011	2010	2011

Period end HK$:US$ exchange rate	$7.7929	-	$7.7884
Average three-months ended HK$:US$ exchange rate	$7.7931	$7.7676	-
Average six-months ended HK$:US$ exchange rate	$7.7865	$7.7733	-

(f)

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

(g)

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

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d/…)

 (h)

Accounts receivables

Accounts receivable are shown net of allowance for doubtful accounts. During the period, there were no bad debts incurred and no allowance for doubtful accounts recorded as of  March 31 and September 30, 2011. The Company’s management has established an allowance for doubtful accounts sufficient to cover probable and reasonably estimable losses. The allowance for doubtful accounts considers a number of factors, including collection experience, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable portfolios, industry norms, regulatory decisions and other factors. Management reviews the composition of accounts receivable and analyzes any historical bad debts, customer concentrations, and customer credit worthiness.  Management’s policy is to record a reserve primarily on a specific identification basis.  Accounts are written off after use of a collection agency is deemed to be no longer useful.  The accounts receivable balance as of March 31, 2011 is $16,886 mainly represents the first year annual fee and March 2011 management fee income from Sino Wish, the subfranchisee located in Hong Kong commenced in April 2010.  The accounts receivable balance of $10,272 at September 30, 2011 mainly represents the second year franchise annual fee and last year management fee income from Sino Wish.  After reviewing and analyzing the account receivable from Sino Wish, management believes that the company is trustworthy and no allowance is required because there was no historical bad debt, the business and the economy are in a growing trend and we are not aware of any credibility problem of the company.

(i)

Security deposits

Security deposits mainly consist of five months rental and management fee security deposits, electricity and water meter deposits for company owned restaurant, and was recorded by the time of payment.

(j)

Cash

Cash consist of cash on hand and at banks.  The Company's cash deposits are held with financial institutions located in United States and Hong Kong.  Management believes these financial institutions are of high credit quality.

(k)

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in an acquisition.  Accounting Standards Codification (“ASC”)-350-30-50 “Goodwill and Other Intangible Assets” requires the testing of goodwill and indefinite-lived intangible assets for impairment at least annually.  The Company tests goodwill for impairment in the fourth quarter each year.  Goodwill impairment is computed using the expected present value of associated future cash flows.  There was no impairment of goodwill as of September 30 and March 31, 2011.

(l)

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

Based on the Company’s assessment, there were no events or changes in circumstances that would indicate any impairment of long-lived assets as of September 30 and March 31, 2011.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d/…)

(m)

Accounts payable and accrued expenses consist of the following:

	September 30, 2011 (Unaudited)	March 31, 2011
Accounts payable	$19,120	$8,516
Accrued expenses
Legal and professional fees	26,206	32,361
Payroll and other operating expenses	6,957	11,110
	$52,283	$51,987

(n)

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

The carrying values of cash, accounts receivables, accounts payable and accrued expenses, short-term borrowings from related party and payable to stockholder approximate fair values due to their short maturities.

There was no asset or liability measured at fair value on a non-recurring basis as of September 30 and March 31, 2011.

(o)

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

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d/…)

(o)

Income Taxes   (Cont’d/…)

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

(p)

Other comprehensive income

The Company has adopted ASC 220 “Comprehensive Income”.  This statement establishes rules for the reporting of comprehensive income and its components.  Comprehensive income consists of net income and foreign currency translation adjustments.

(q)

Revenue recognition

Revenue represents the invoiced value of goods sold or services provided.  Revenue is recognized when all the following criteria are met:

(i)   Persuasive evidence of an arrangement exists.

(ii)  Services had been rendered.

(iii) The seller’s price to the buyer is fixed or determinable, and

(iv) Collectivity is reasonably assured.

Revenue from sales is recognized when food and beverage products are sold. Franchise fee income on the annual fee for sublicensing of the brand name and trademark “Caffe Kenon” and the 10% management fee on eligible monthly net income of subfranchiee are recognized after granting the non-exclusive rights and all contractual obligations are performed and report of net income from subfranchisee respectively.  The franchise fee income of $16,482 recognized for the six months ended September 30, 2011 represents the subfranchise second annual fee from Sino Wish (HK$80,000, approximately US$10,272) and the early termination fee from BJ Kenon (RMB40,000, approximately US$6,210).

(r)

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

(s)

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

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d/…)

(t)

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

As of September 30 and March 31, 2011, the Company's management has evaluated all such proceedings and claims. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

(u)

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, which is an update to Topic 220, “Comprehensive Income.” This update eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity, requires consecutive presentation of the statement of net income and other comprehensive income and requires reclassification adjustments from other comprehensive income to net income to be shown on the financial statements.  ASU 2011-05 is effective for all interim and annual reporting periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial position or results of operations.

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, (“ASU 2011-08”), which amends current guidance to allow a company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The amendment also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. We do not expect that the adoption of ASU 2011-08 will have a material impact on our consolidated financial statements.

Except for the above, there is no recently issued accounting pronouncements adopted by the Company.  Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 BUSINESS ACQUISITION

On February 10, 2011, the Company entered into and consummated a Share Exchange Agreement with HLL and Mr. Gu Yao (“Gu”), the sole shareholder of HLL to acquire Gu’s 100% interests of HLL and its wholly owned subsidiary, Legend Sun.

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

The following unaudited pro forma information presents the Company’s consolidated results of operations as if the acquisition had occurred on April 1, 2010:

	Six months ended September 30,
	2011	2010
Revenue
Food and beverage income	$183,759	$167,223
Franchise and management fee income	16,482	22,266
Total revenue	200,241	189,489
Pro forma net loss	$(40,753)	$(4,587)
Pro forma net loss per share-basic and diluted	-	-

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	September 30, 2011 (Unaudited)	March 31, 2011
Furniture & equipment	$52,492	$51,835
Leasehold improvement	86,001	86,001
Computer equipment	7,066	7,066
Total	145,559	144,902
Accumulated depreciation and amortization	(51,625)	(39,424)
Balance as at period ended	$93,934	$105,478

Depreciation and amortization expense for the six months ended September 30 2011 and 2010 were $12,201 and $12,040, respectively.

NOTE 5 SECURITY DEPOSITS

Security deposits are summarized as follows:

	September 30, 2011	March 31, 2011
	(Unaudited)
Rental and management fee security deposit	$35,888	$35,888
Electricity deposit	3,595	3,595
Water deposit	771	771
Food supplies deposit	1,220	962
Other deposit	192	-
	$41,666	$41,216

NOTE 6 COST OF GOODS SOLD

Cost of goods sold consists of finished goods include food and beverage materials and products for catering services sold by company-owned restaurant and the subfranchise annual fee expenses, and exclusive of depreciation expenses shown separately under Note 7 Operating Expenses.

NOTE 7 OPERATING EXPENSES

Operating expenses consist of the following for the three and six months ended September 30, 2011 and 2010:

	Successor		Predecessor		Successor
	Three months	Six months	Three months	Six months	Three months	Six months
	ended	ended	ended	ended	ended	ended
	September 30, 2011		September 30, 2010		September 30, 2010

Staff costs	19,568	39,581	20,252	42,812	-	-
Property rent, rate and management fee	23,112	46,224	22,958	45,916	-	-
Electricity and utilities	5,853	10,536	6,104	10,706	-	-
Depreciation	6,103	12,201	6,041	12,040	-	-
Professional and audit fee	16,630	42,285	129	129	6,881	8,768
Others	10,407	26,901	9,042	13,417	-	-
Total	81,673	177,728	64,526	125,020	6,881	8,768

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 FRANCHISE ARRANGEMENTS

Franchise arrangements are pursuant to franchise agreements entered by the Company as the franchisee and Sizegenic Holdings Limited (“Sizegenic”) as the franchisor, The Agreements require payment of franchise fees on anniversary basis and continuing monthly management fee base upon a percent of franchisees’ net income after tax to Sizegenic throughout the term of franchise.  Under this arrangement, two franchise agreements were entered in February and March 2010, respectively in which the Company is granted the right to operate a café bistro using the brand name “Caffe Kenon” for a term of 3 years and sublicense right to two subfranchisees in Hong Kong and Beijing respectively to use brand name “caffe Kenon” to operate a café bistro for a term of 3 years commencing from April 1, 2010.  Franchise fee expenses on the use of the license of the brand name and trademark “Caffe Kenon” is recorded upon the granting of the non-exclusive rights by Sizegenic as the fee is non-refundable to and non-cancellable by the Company.  Franchise fee income on the sublicensing of the brand name and trademark “Caffe Kenon” is recognized upon the granting of the non-exclusive rights  to the franchisee as the fee is non-refundable to and non-cancellable by the franchisee and the Company has no further obligations since they are all assumed  by franchisee throughout the term.

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

Revenues from franchised Caffe Kenon are as follows:

	Successor	Predecessor	Successor
	Six months Ended September 30, 2011	Six months Ended September 30, 2010	Six months Ended September 30, 2010
Subfranchise annual fee income	$16,482	$22,152	$-
Subfranchise management fee income	-	114	-
	$16,482	$22,266	$-

Franchise and management fee income due to the Company are as follows:

	September 30, 2011	March 31, 2011
Subfranchise annual and management fee due to the Company:
Sino Wish (included in accounts receivable)	$10,272	$10,272
Beijing Kenon (included in due from related party)	18,090	11,880
	$28,362	$22,152

Future minimum franchise fee payments due from the Company under existing franchise and subfranchise arrangements are:

Year ended March 31,
2012	$10,272	$20,544
2013	5,136	5,136
Total	$15,408	$25,680

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 FRANCHISE ARRANGEMENTS (CONT’D/…)

Future minimum franchise fee payments due to the Company under existing franchise and subfranchise arrangements are:

Year ended March 31,
2012	$-	$16,472
2013	10,272	10,272
Total	$10,272	$26,744

The first year franchise annual fee owed to Sizegenic for the Company-owned restaurant at $5,136 was after a special 50% discount and full amount of $10,272 which is due per annum beginning in the second year and throughout the term of the agreement.

NOTE 9 SEGMENT INFORMATION

A)

Business segment reporting – by services

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

The following is the summary of relevant information relating to each segment reconciled to amounts on the accompanying consolidated financial statements for the three and six months ended September 30, 2011. The Company has transitioned from its development stage to operational activities as of February 10, 2011.  The segment information disclosed for three and six months ended September 30, 2010 represents predecessor’s information.

Three Months ended September 30, 2011 (unaudited)
Successor:	Franchise	Subfranchise	Total

Revenue	$89,543	$ -	$89,543

Depreciation and amortization	(6,103)	-	(6,103)

Cost of revenues and operating expenses excluding depreciation and amortization	(100,201)	(1,078)	(101,279)

Operating loss	(16,761)	(1,078)	(17,839)
Other income	844	-	844

Other expenses	(74)	-	(74)

Total other income (net)	770	-	770

Income tax (expenses)/credit	(355)	178	(177)

Net loss after tax	$(16,346)	$(900)	$(17,246)

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Total assets, excluding goodwill	158,526	29,466	187,992
Goodwill	55,484	-	55,484
Capital expenditure	-	-	-

Six Months ended September 30, 2011 (unaudited)
Successor:	Franchise	Subfranchise	Total

Revenue	$183,759	$16,482	$200,241

Depreciation and amortization	(12,201)	-	(12,201)

Cost of revenues and operating expenses excluding depreciation and amortization	(217,182)	(11,350)	(228,532)

Operating (loss)/income	(45,624)	5,132	(40,492)
Other income	1,771	-	1,771

Other expenses	(566)	-	(566)

Total other income (net)	1,205	-	1,205

Income tax expenses	(619)	(847)	(1,466)

Net (loss)/income after tax	$(45,038)	$4,285	$(40,753)

Total assets, excluding goodwill	158,526	29,466	187,992
Goodwill	55,484	-	55,484
Capital expenditure	657	-	657

Three Months ended September 30, 2010 (unaudited)
Predecessor:	Franchise	Subfranchise	Total

Revenue	$90,914	$114	$91,028

Depreciation and amortization	(6,041)	-	(6,041)

Cost of revenues and operating expenses excluding depreciation and amortization	(84,490)	-	(84,490)

Operating income	383	114	497
Other income	947	-	947

Other expenses	(498)	-	(498)

Total other income (net)	449	-	449

Income tax expenses	(715)	(19)	(734)

Net income after tax	$117	$95	$212

Total assets, excluding goodwill	207,471	23,256	230,727

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Goodwill	32,560	-	32,560
Capital expenditure	3,109	-	3,109

Six Months ended September 30, 2010 (unaudited)
Predecessor:	Franchise	Subfranchise	Total

Revenue	$167,223	$22,266	$189,489

Depreciation and amortization	(12,040)	-	(12,040)

Cost of revenues and operating expenses excluding depreciation and amortization	(162,335)	(10,272)	(172,607)

Operating (loss)/income	(7,152)	11,994	4,842
Other income	2,192	-	2,192

Other expenses	(609)	-	(609)

Total other income (net)	1,583	-	1,583

Income tax expenses	(265)	(1,979)	(2,244)

Net (loss)/income after tax	$(5,834)	$10,015	$4,181

Total assets, excluding goodwill	207,471	23,256	230,727
Goodwill	32,560	-	32,560
Capital expenditure	3,109	-	3,109

B)

Business segment reporting – by geography

As its secondary segments, the Company reports two geographical areas, which are the main market areas: Hong Kong and Beijing.  There is no any single foreign country market accounting for more than 10% of total revenues for the three or six months ended September 30, 2011 and 2010, respectively.

The following tables set forth revenues from customers of products sold by geographic segment:

Geographical information:	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor
Hong Kong	89,543	91,028	194,031	177,609
Beijing	-	-	6,210	11,880
Total	89,543	91,028	200,241	189,489

All the long lived assets of the Company are located in Hong Kong.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 INCOME TAX

The Company and its subsidiaries are subject to income tax on an entity basis on income arising in or derived from the tax jurisdictions in which they operate.

The Company and HLL have not provided for income tax due to continuing loss.  Substantially all of the Company’s income before income tax expenses is generated by its operating subsidiary, Legend Sun, in Hong Kong.

The Company's income tax provision in respect of operations in Hong Kong is calculated at the applicable tax rates on the estimated assessable profits for the year based on existing legislation, interpretations and practices in respect thereof. The standard tax rate applicable to the Company was 16.5%. The unrecognized temporary difference of $891 and $1,157 for the six months ended September 30, 2011 and 2010, respectively represent the difference between depreciation expenses and depreciation tax allowance for the plant and equipment. No deferred tax liability has been provided as the amount involved is immaterial.

A reconciliation of the expected income tax expense (based on HK income tax rate) to the actual income tax expense is as follows:

	Successor	Predecessor	Successor
	Six Months Ended September 30, 2011	Six Months Ended September 30, 2010	Six Months Ended September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)
(Loss)/income before tax	$(39,287)	$6,425	$(8,768)
HK income tax rate	16.50%	16.50%	16.50%
Expected income tax (credit)/expenses calculated
at HK income tax rate	(6,482)	1,060	(1,447)
Expenses not deductible for tax purposes	7,057	27	1,447
Temporary difference not recognized	891	1,157	-
Actual income tax expenses	$1,466	$2,244	$-

The Company’s effective income tax rate is 3.7% and nil for the six months ended on September 30, 2011 and 2010, respectively.

NOTE 11 OPERATING LEASE COMMITMENTS

The Company entered into a rent agreement on June 1, 2009 to lease premises for operation of the Company-owned restaurant for a term of 5 years (first 3 years non-cancellable and option to extend 2 more years) at a monthly rental rate of $6,667 for the first three years and $8,333 for the last two years.

As of September 30, 2011, the total future minimum lease payments under operating lease in respect of leased premises are payable as follows:-

Year ended March 31,
2012	$40,002
2013	96,664
Total	$136,666

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 RELATED PARTY TRANSACTIONS

	September 30, 2011 (Unaudited)	March 31, 2011
Payable to stockholder:
Cheung Ming, stockholder (a)	$164,448	$131,688

Due from related party:
Beijing Kenon Bistro Catering Limited (“BJ Kenon”) (Common stockholder, Gu Yao) (b)	$19,194	$12,984

Due from/(to) related party:
Sizegenic Holdings Limited (“Sizegenic”) (Common stockholder, Cheung Ming) (c)	$5,664	$(5,923)
Subfranchise fee income charged to BJ Kenon	$6,210	$11,880

Management fee paid in advance to Ever Lucid Limited (“Ever Lucid”) (Common stockholder, Cheung Ming) (d)	$2,311	$-

Management fee charged by Ever Lucid	$13,098	$-

Frascona, Joiner, Goodman and Greenstein, P.C (“FJGG”) (Common officer, director and shareholder, Gary Joiner) Professional fee paid (e)	$27,760	$17,144

(a) The payables to stockholder mainly represent payment by Cheung Ming on behalf of the Company for primarily the legal and professional expenses.  This advance is unsecured, non-interest bearing and without fixed repayment term.

(b) The Company had amounts charged to and by related parties. The amount charged to BJ Kenon mainly represents the first year annual franchise fee income pursuant to the franchise agreement for a term of 3 years entered on April 1, 2010 and franchise fee income of early termination fee of the franchise agreement pursuant to the termination agreement entered and effective from May 31, 2011.

(c) The receivable from Sizegenic mainly represents balance of advance payment of coffee product supplies less franchise management fee included in operating expenses of Company-owned restaurant pursuant to the related franchise agreements in place.

(d) The amount charged by Ever Lucid, a wholly owned subsidiary of Sizegenic, represents the operating expenses for management services rendered for support functions included information technology, finance, human resources and administrative, design, marketing and promotion to Legend Sun pursuant to the one-year management services agreement entered and effective from April 1, 2011 at a monthly charge of approximately $2,568.  In September, 2011, Ever Lucid agreed to provide 30% discount to the monthly charge from July to September 2011 as the Company is increasingly capable to contribute its own efforts to those functions and the future charge will be reviewed on quarterly basis.

(e) The amount paid to FJGG mainly represents the legal and professional services provided by FJGG.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 CERTAIN RISK AND CONCENTRATION

Credit risk

As of September 30 and March 31, 2011, substantially all of the Company’s cash included bank deposits in accounts maintained within Hong Kong, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

On February 10 2011, the Company acquired all of the issued and outstanding shares of Hippo Lace Limited (“HLL”), which was incorporated in December, 2009.   As a result of completion of this share exchange transaction, HLL became our wholly-owned subsidiary.  Also, as more fully described below, HLL’s subsidiary, Legend Sun Limited, a Hong Kong corporation (“Legend Sun”), which HLL acquired in February, 2010, became the Company’s operating subsidiary.

Corporate Structure

The Chart below depicts our corporate structure. As depicted below, Studio II Brands owns 100% of HLL and HLL owns 100% of Legend Sun Limited.

Studio II Brands, Inc. A Florida Corporation

↓ 100%

Hippo Lace Limited. A British Virgin Islands Corporation

↓ 100%

Legend Sun Limited A Hong Kong Corporation

The Company completed the share exchange transaction with HLL in order to acquire the business operations carried on through its subsidiary, Legend Sun, and with the intent of focusing our business activity exclusively on those operations.  Through Legend Sun, the Company is in the business of operating coffee shop restaurants under the tradename “Caffe Kenon.”  The Company currently owns and operates one Caffé Kenon coffee shop located in Hong Kong which has been in operation since July 2009.  This shop is operated under the terms of a franchise agreement between HLL and Sizegenic Holdings Limited, a British Virgin Islands corporation (“Sizegenic”). As of September 30, 2011, one other Caffe Kenon coffee shop located in Hong Kong is operated by a subfranchisee of HLL from which the Company receives franchise and management fees.

At the Company-owned restaurant it offers Italian-style espresso drinks using “Kenon” brand coffee imported from Italy.  It also serves breakfast, lunch and dinner with a moderately-priced Italian style standard menu which includes pizza, spaghetti, risotto, salads, sandwiches and desserts. In addition, Café Kenon Bistro serves periodic specialty meals in addition to the standard menu items. The Company seeks to establish restaurant locations in shopping and commercial areas with significant foot traffic and with easy access to underground railroad or other public transportation.  Our restaurant is designed in an “L” shape design with seating areas for customers around a counter area which includes display cases for pastries and other items and a work area where staff prepare espresso drinks.  The Company uses a modern stylish design for the interior with a flexible combination of tables and chairs designed to allow us to host various types of events and to accommodate a total of approximately 50 guests.

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

The preparation of financial statements in conformity with US GAAP requires our officers and directors to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will differ from those estimates.

Results for the Three and Six Months Ended September 30, 2011 compared to Three and Six Months Ended September 30, 2010

The following discussion regarding unaudited results of operation relates to the business operations which are carried on through our operating subsidiary, Legend Sun.  The Company believes the following information is relevant to an assessment and understanding of our results of operation and financial condition for the three and six months ended September 30, 2011 and 2010 which is before and after the Company acquired HLL and its subsidiary Legend Sun in February, 2011. The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere in this Form.

The following unaudited pro forma information presents the Company’s consolidated results of operations as if the acquisition had occurred on April 1, 2010 for comparative analysis purpose since Studio II Brands, INC., the parent company, had small amounts of income statement activities only:

	For the three months ended September 30,			For the six months ended September 30,
	2011	2010	2011 to 2010	2011	2010	2011 to 2010
Revenue
Food and beverage income	89,543	90,914	(1,371)	183,759	167,223	16,536
Franchise and management fee income	-	114	(114)	16,482	22,266	(5,784)
Total revenue	89,543	91,028	(1,485)	200,241	189,489	10,752
Cost of goods sold	(25,709)	(26,005)	296	(63,005)	(59,627)	(3,378)
Gross profit	63,834	65,023	(1,189)	137,236	129,862	7,374
Operating expenses	(81,673)	(71,407)	(10,266)	(177,728)	(133,788)	(43,940)
Operating loss	(17,839)	(6,384)	(11,455)	(40,492)	(3,926)	(36,566)
Other income	844	947	(103)	1,771	2,192	(421)
Other expenses	(74)	(498)	424	(566)	(609)	43
Total other income, net	770	449	321	1,205	1,583	(378)
Income tax expenses	(177)	(734)	557	(1,466)	(2,244)	778
Net loss	(17,246)	(6,669)	(10,577)	(40,753)	(4,587)	(36,166)
Net loss per share-basic and diluted	-	-	-	-	-	-

	Three Months Ended September 30,
	2011		2010		2011 to 2010	2011 to 2010
	Franchise	Subfranchise	Franchise	Subfranchise	Franchise	Subfranchise

Revenue	89,543	-	90,914	114	(1,371)	(114)
Cost of revenue	(25,709)	-	(26,005)	-	296	-
Gross profit	63,834	-	64,909	114	(1,075)	(114)
Operating expenses	(80,595)	(1,078)	(64,526)	-	(16,069)	(1,078)
Operating (loss)/income	(16,761)	(1,078)	383	114	(17,144)	(1,192)
Net (loss)/income after income tax by Segment	(16,346)	(900)	117	95	(16,463)	(995)

Revenues

Three Months Ended September 30, 2011 compared to the Three Months Ended September 30, 2010

Revenue is attributed to food and beverage income from company-owned restaurant and slightly less than the same period in 2010.  Franchise income for 2010 represents the subfranchise management fee income.

Six Months Ended September 30, 2011 compared to Six Months Ended September 30, 2010

Revenue consists of operating revenue from company-owned restaurant ($183,759), second year  subfranchise annual fee ($10,272), and early termination fee of subfranchisee from Beijing Kenon Bistro Catering Limited (“BJ Kenon”) located in Beijing ($6,210).  The increase of food and beverage income as compared to the same period in 2010 ($167,223) was mainly due to increased sales volume and price adjustments which are generally done on an annual basis.

HLL and BJ Kenon agreed to terminate the franchise agreement signed on April 1, 2010 with effect from May 31, 2011 due to restructuring of Beijing subfranchisee who agreed to pay HLL an early termination fee of RMB40,000 ($6,210).  As a result, the franchise fee income decreased by $5,784 during six months ended September 30, 2011 as compared to the same period in 2010.

Cost of Revenues

Three Months Ended September 30, 2011 compared to the Three Months Ended September 30, 2010

Cost of revenues represents finished goods including food and beverage materials and products for catering services sold by our company-owned restaurant.  The increase as compared to the same period in 2010 is mainly due to increased legal and professional expenses after acquired HLL and management service fee commenced from April 2011.  The decrease of cost of revenues from restaurant operation for 2011 as compared to the same period in 2010 was in line with the slightly decreased sales volume.

Six Months Ended September 30, 2011 compared to Six Months Ended September 30, 2010

Cost of revenues amounting to $63,005 represents finished goods, including food and beverage materials and products for catering services sold by our company-owned restaurant, as well as the subfranchise annual fee expenses charged by Sizegenic.  The increase of cost of revenues from restaurant operation for the six months ended September 2011  as compared to the same period in 2010 was in line with increased sales volume.

Gross Profit

Three Months Ended September 30, 2011 compared to the Three Months Ended September 30, 2010

Gross profit amounting to $63,834 represents the result of the revenues and costs of revenues from our company owned restaurant.  The decrease of gross profit from restaurant operations as compared to the same period in 2010 ($65,023) is mainly due to decreased sales volume in 2011 as compared to 2010.

Six Months Ended September 30, 2011 compared to Six Months Ended September 30, 2010

Gross profit amounting to $137,236 includes the result of our company owned restaurant ($131,026) as well as subfranchise fee income and expenses ($6,210).  The increase of gross profit from restaurant operations as compared to the same period in 2010 ($117,868) is mainly due to increased sales volume in 2011 as compared to 2010, as well as price increases in 2011.   The decrease of gross profit from subfranchise operations for the six months ended September 2011 as compared to the same period of 2010 is due to the fact that early termination fee charged to subfranchisee BJ Kenon ($6,210) in 2011 was less than the first year subfranchise annual fee of BJ Kenon ($11,880) charged in 2010.

Operating Expenses

Operating expenses for the Company and subsidiaries were $177,728 and $133,788 for six months ended September 30, 2011 and 2010, respectively.

They consist of the following items:

	For the three months ended September 30,			For the six months ended September 30,
	2011	2010	2011 to 2010	2011	2010	2011 to 2010

Staff costs	19,568	20,252	(684)	39,581	42,812	(3,231)
Rent, government fee, management fee	23,112	22,958	154	46,224	45,916	308
Electricity, gas and utilities	5,853	6,104	(251)	10,536	10,706	(170)
Depreciation	6,103	6,041	62	12,201	12,040	161
Professional and audit fee	16,630	7,010	9,620	42,285	8,897	33,388
Others	10,407	9,042	1,365	26,901	13,417	13,484
	81,673	71,407	10,266	177,728	133,788	43,940

Three Months Ended September 30, 2011 compared to the Three Months Ended September 30, 2010

The increase of operating expenses for 2011 as compared to the same period for 2010 is mainly due to increased legal and professional expenses by $9,620 for accounting and legal fees related to review of our financial statements and completion of statutory filings of required forms and documentation after the acquisition of HLL.

Six Months Ended September 30, 2011 compared to Six Months Ended September 30, 2010

The increase of operating expenses for 2011 as compared to the same period for 2010 is mainly due to (i) increased legal and professional expenses by $33,388 for accounting and legal fees related to  review of our financial statements and completion of statutory filings of required forms and documentation after the acquisition of HLL , and (ii) the management service fee by $13,098.

Operating Loss/income

Three Months Ended September 30, 2011 compared to the Three Months Ended September 30, 2010

Operating loss amounting to $17,839 for 2011 represents the result of revenues, costs of revenues and operating expenses from our Company-owned restaurant.  The increase of operating loss for three months ended September 30, 2011 as compare to the same period in 2010 is mainly due to increase of legal and professional expenses.

Six Months Ended September 30, 2011 compared to Six Months Ended September 30, 2010

Operating loss amounting to $40,492 for 2011 represents the result of revenues, costs of revenues and operating expenses from our Company-owned restaurant ($45,624) and subfranchise operating income ($5,132).  Operating loss of $3,926 for 2010 represents operating loss of Company-owned restaurant ($15,920) and subfranchise operating income ($11,994).  The increase of operating loss for six months ended September 30, 2011 is mainly due to the increase of legal and professional expenses.

In addition, the 50% discounted first year franchise annual fee expenses for our Company-owned restaurant increased operating income by $5,136 for December 11, 2009 (inception) through March 31, 2010.  The full amount of annual franchise fee expenses for the remaining contract years will decrease operating income of $2,568 for each of the six months ended September 30, 2011 and 2012.

Other income and expenses

Three Months Ended September 30, 2011 compared to the Three Months Ended September 30, 2010

Other income and expenses were $844 and $74 for the three months ended September 30, 2011 and $947 and $498 for the same period ended 2010, respectively.  Other income represents the tips received at our Company-owned restaurant. Other expenses represents franchise management fee expenses of our Company-owned restaurant.

Six Months Ended September 30, 2011 compared to Six Months Ended September 30, 2010

Other income and expenses were $1,771 and $566 for the six months ended September 30, 2011, and $2,192 and $609 for the same period in 2010, respectively.  Other income represents the tips received at our Company-owned restaurant. Other expenses represents franchise management fee expenses of our Company-owned restaurant.

Net income or loss

Three Months Ended September 30, 2011 compared to the Three Months Ended September 30, 2010

Net loss for the three months ended September 30, 2011, amounting to $17,246, represents the net loss of our Company-owned restaurant.  Net loss for the same period in 2010, amounting to $6,669, represents the net loss from our Company-owned restaurant ($6,783), and the net income of our subfranchise operation ($114).

Six Months Ended September 30, 2011 compared to Six Months Ended September 30, 2010

Net loss for the six months ended September 30, 2011, amounting to $40,753, represents the net loss of our Company-owned restaurant ($45,038) and the net income from our subfranchise operation ($4,285).  Net loss for the same period in 2010, amounting to $4,587, represents the net loss from our Company-owned restaurant ($14,602), and the net income of our subfranchise operation ($10,015).

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

Net cash used in operating activities for the six months period ended September 30, 2011 was $43,450.  It mainly represents the net loss caused by increased legal and professional expenses for  review of our financial statements and completion of statutory filings of required forms and documentation after the acquisition of HLL.

Franchise annual fee for the Company-owned restaurant owed to Sizegenic was discounted at 50% ($5,136) in the first year.  Full amount of franchise annual fee, $10,272, for the second year and throughout the term of the agreement will be owed to Sizegenic and require additional cash outflow in the fiscal year ended March 31, 2011 and 2012.

Net cash used in investing activities for the six months ended September 30, 2011 was $657, and represents purchase of equipment.

Net cash provided by financing activities for the six months ended September 30, 2011 was $32,760, and represents amounts advanced by a stockholder for payment of legal and professional expenses on behalf of the Company.

A shareholder of the Company, Cheung Ming, has paid expenses on behalf of the Company with no interest and without a fixed repayment term.  Amounts payable to the aforesaid shareholder at September 30, 2011 and March 31, 2011, were $164,448 and $131,688, respectively.  The payable is an internal source of liquidity for payment of operational expenses and to provide working capital. Possible external sources of liquidity may include loan borrowing from financial institutions or possible completion of a share exchange transaction to acquire potential and profitable businesses which can generate additional cash flow.

The Company believes that the existing cash and cash equivalents on hand as at September 30, 2011 at approximately $12,598, together with approximately $3,000 monthly average net cash inflow generated from the Company-owned restaurant, will be sufficient to meet our working capital requirements for the current level of operations and to sustain business operations at the current levels for the next twelve months.

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

As of September 30, 2011, there were no material commitments for capital expenditures for business operations.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer have identified a material weakness in connection with the preparation of our consolidated financial statements as of and for the period ended September 30 2011 and have thus concluded that our internal controls over financial reporting were not effective.  A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness and control deficiency primarily related to absence of a Chief Financial Officer with appropriate professional experience with U.S. GAAP and SEC rules and regulations.

We believe that the material weakness and other control deficiencies we have identified are temporary because we plan to hire a consultant or CFO in the US with understanding of U.S. GAAP and experience with SEC reporting requirements in the coming few months to remedy the weakness and deficiencies.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: November 18, 2011

By:  /S/ Leung Kin Wah

Leung Kin Wah, Chief Financial Officer

Date: November 18, 2011