Form 10-Q/A
period 2011-09-30
STUDIO II BRANDS INC
filed 2011-12-01
CIK 1081091

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

[X] No

As of November18, 2011, the Issuer had 11,899,276 shares of common stock issued and outstanding.

EXPLANATORY NOTE

Studio II Brands Inc.  (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment 1”) to its periodic report on Form 10-Q, which was originally filed with the Securities and Exchange Commission on November 18, 2011 (the “Original Filing”).   This Amendment 1 is being filed to: (i) restate and reissue its interim unaudited financial statements for the fiscal period ended September 30, 2011 contained in the Original Filing in order to correct typographical errors which resulted in certain numbers appearing in the wrong column; and (ii) to amend and update the Management’s Discussion and Analysis section contained in the Original Filing.

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

 QUARTERLY REPORT ON FORM 10-Q/A (AMENDMENT NO.1)

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

Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

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

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

		September 30, 2011	March 31, 2011
Furniture & equipment	$	(Unaudited) 52,492	$51,835
Leasehold improvement		86,001	86,001
Computer equipment		7,066	7,066
Total		145,559	144,902
Accumulated depreciation and amortization		(51,625)	(39,424)
Balance as at period ended		$93,934	$105,478

Depreciation and amortization expense for the six months ended September 30 2011 and 2010 were $12,201 and $12,040, respectively.

NOTE 5 SECURITY DEPOSITS

Security deposits are summarized as follows:

	September 30, 2011	March 31, 2011
	(Unaudited)
Rental and management fee security deposit	$35,888	$35,888
Electricity deposit	3,595	3,595
Water deposit	771	771
Food supplies deposit	1,220	962
Other deposit	192	-
	$41,666	$41,216

NOTE 6 COST OF GOODS SOLD

Cost of goods sold consists of finished goods include food and beverage materials and products for catering services sold by company-owned restaurant and the subfranchise annual fee expenses, and exclusive of depreciation expenses shown separately under Note 7 Operating Expenses.

NOTE 7 OPERATING EXPENSES

Operating expenses consist of the following for the three and six months ended September 30, 2011 and 2010:

	Successor		Predecessor		Successor
	Three months	Six months	Three months	Six months	Three months	Six months
	ended	ended	ended	ended	ended	ended
	September 30, 2011		September 30, 2010		September 30, 2010

Staff costs	$ 19,568	$ 39,581	$ 20,252	$ 42,812	-	-
Property rent, rate and management fee	23,112	46,224	22,958	45,916	-	-
Electricity and utilities	5,853	10,536	6,104	10,706	-	-
Depreciation	6,103	12,201	6,041	12,040	-	-
Professional and audit fee	16,630	42,285	129	129	$ 6,881	$ 8,768
Others	10,407	26,901	9,042	13,417	-	-
Total	$ 81,673	$ 177,728	$ 64,526	$ 125,020	$ 6,881	$ 8,768

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

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 FRANCHISE ARRANGEMENTS (CONT’D/…)

Future minimum franchise fee payments due to the Company under existing franchise and subfranchise arrangements are:

Year ended March 31,
2012	$-	$16,482
2013	10,272	10,272
Total	$10,272	$26,754

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

Three Months ended September 30, 2011 (unaudited)
Successor:	Franchise	Subfranchise	Total

Revenue	$89,543	$ -	$89,543

Depreciation and amortization	(6,103)	-	(6,103)

Cost of revenues and operating expenses excluding depreciation and amortization	(100,201)	(1,078)	(101,279)

Operating loss	(16,761)	(1,078)	(17,839)
Other income	844	-	844

Other expenses	(74)	-	(74)

Total other income (net)	770	-	770

Income tax (expenses)/credit	(355)	178	(177)

Net loss after tax	$(16,346)	$(900)	$(17,246)

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Total assets, excluding goodwill	$ 158,526	$ 29,466	$ 187,992
Goodwill	$ 55,484	-	$ 55,484
Capital expenditure	-	-	-

Six Months ended September 30, 2011 (unaudited)
Successor:	Franchise	Subfranchise	Total

Revenue	$183,759	$16,482	$200,241

Depreciation and amortization	(12,201)	-	(12,201)

Cost of revenues and operating expenses excluding depreciation and amortization	(217,182)	(11,350)	(228,532)

Operating (loss)/income	(45,624)	5,132	(40,492)
Other income	1,771	-	1,771

Other expenses	(566)	-	(566)

Total other income (net)	1,205	-	1,205

Income tax expenses	(619)	(847)	(1,466)

Net (loss)/income after tax	$(45,038)	$4,285	$(40,753)

Total assets, excluding goodwill	$ 158,526	$ 29,466	$ 187,992
Goodwill	$ 55,484	-	$ 55,484
Capital expenditure	$ 657	-	$ 657

Three Months ended September 30, 2010 (unaudited)
Predecessor:	Franchise	Subfranchise	Total

Revenue	$90,914	$114	$91,028

Depreciation and amortization	(6,041)	-	(6,041)

Cost of revenues and operating expenses excluding depreciation and amortization	(84,490)	-	(84,490)

Operating income	383	114	497
Other income	947	-	947

Other expenses	(498)	-	(498)

Total other income (net)	449	-	449

Income tax expenses	(715)	(19)	(734)

Net income after tax	$117	$95	$212
Total assets, excluding goodwill	$ 207,471	$ 23,256	$ 230,727
Goodwill	$ 32,560	-	$ 32,560

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Capital expenditure	$ 1,662	-	$ 1,662

Six Months ended September 30, 2010 (unaudited)
Predecessor:	Franchise	Subfranchise	Total

Revenue	$167,223	$22,266	$189,489

Depreciation and amortization	(12,040)	-	(12,040)

Cost of revenues and operating expenses excluding depreciation and amortization	(162,335)	(10,272)	(172,607)

Operating (loss)/income	(7,152)	11,994	4,842
Other income	2,192	-	2,192

Other expenses	(609)	-	(609)

Total other income (net)	1,583	-	1,583

Income tax expenses	(265)	(1,979)	(2,244)

Net (loss)/income after tax	$(5,834)	$10,015	$4,181

Total assets, excluding goodwill	$ 207,471	$ 23,256	$ 230,727
Goodwill	$ 32,560	-	$ 32,560
Capital expenditure	$ 3,109	-	$ 3,109

B)

Business segment reporting – by geography

As its secondary segments, the Company reports two geographical areas, which are the main market areas: Hong Kong and Beijing.  There is no any single foreign country market accounting for more than 10% of total revenues for the three or six months ended September 30, 2011 and 2010, respectively.

The following tables set forth revenues from customers of products sold by geographic segment:

Geographical information:	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor
Hong Kong	$ 89,543	$ 91,028	$ 194,031	$ 177,609
Beijing	-	-	6,210	$ 11,880
Total	$ 89,543	$ 91,028	$ 200,241	$ 189,489

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

	For the three months ended September 30,			For the six months ended September 30,
	2011	2010	2011 to 2010	2011	2010	2011 to 2010
Revenue
Food and beverage income	$ 89,543	$ 90,914	$ (1,371)	$183,759	$ 167,223	$ 16,536
Franchise and management fee income	-	114	(114)	16,482	22,266	(5,784)
Total revenue	89,543	91,028	(1,485)	200,241	189,489	10,752
Cost of goods sold	(25,709)	(26,005)	296	(63,005)	(59,627)	(3,378)
Gross profit	63,834	65,023	(1,189)	137,236	129,862	7,374
Operating expenses	(81,673)	(71,407)	(10,266)	(177,728)	(133,788)	(43,940)
Operating loss	(17,839)	(6,384)	(11,455)	(40,492)	(3,926)	(36,566)
Other income	844	947	(103)	1,771	2,192	(421)
Other expenses	(74)	(498)	424	(566)	(609)	43
Total other income, net	770	449	321	1,205	1,583	(378)
Income tax expenses	(177)	(734)	557	(1,466)	(2,244)	778
Net loss	$(17,246)	$ (6,669)	$ (10,577)	$ (40,753)	$ (4,587)	$ (36,166)
Net loss per share-basic and diluted	-	-	-	-	-	-

The following tables summarize the unaudited franchise and subfranchise results for three and six months ended September 30, 2011, respectively per note 9 segment information to financial statements:

	Three Months Ended September 30,
	2011		2010		2011 to 2010	2011 to 2010
	Franchise	Subfranchise	Franchise	Subfranchise	Franchise	Subfranchise

Revenue	$ 89,543	$ -	$ 90,914	$ 114	$ (1,371)	$ (114)
Cost of revenue	(25,709)	-	(26,005)	-	296	-
Gross profit	63,834	-	64,909	114	(1,075)	(114)
Operating expenses	(80,595)	(1,078)	(64,526)	-	(16,069)	(1,078)
Operating (loss)/income	(16,761)	(1,078)	383	114	(17,144)	(1,192)
Net (loss)/income after income tax by Segment	$ (16,346)	$ (900)	$ 117	$ 95	$ (16,463)	$ (995)

	Six Months Ended September 30,
	2011		2010		2011 to 2010	2011 to 2010
	Franchise	Subfranchise	Franchise	Subfranchise	Franchise	Subfranchise

Revenue	$ 183,759	$ 16,482	$ 167,223	$ 22,266	$ 16,536	$ (5,784)
Cost of revenue	(52,733)	(10,272)	(49,355)	(10,272)	(3,378)	-
Gross profit	131,026	6,210	117,868	11,994	13,158	(5,784)
Operating expenses	(176,650)	(1,078)	(125,020)	-	(51,630)	(1,078)
Operating (loss)/income	(45,624)	5,132	(7,152)	11,994	(38,472)	(6,862)
Net (loss)/income after income tax by Segment	$ (45,038)	$ 4,285	$ (5,834)	$ 10,015	$ (39,204)	$ (5,730)

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

Six Months Ended September 30, 2011 compared to Six Months Ended September 30, 2010

Cost of revenues amounting to $63,005 represents finished goods, including food and beverage materials and products for catering services sold by our company-owned restaurant, as well as the subfranchise annual fee expenses charged by Sizegenic.  The increase of cost of revenues for the six months ended September 2011 as compared to the same period in 2010 is mainly attributed to restaurant operation and in line with increased sales volume.

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

Operating Expenses

Operating expenses for the Company and subsidiaries were $177,728 and $133,788 for six months ended September 30, 2011 and 2010, respectively.

They consist of the following items:

	For the three months ended September 30,			For the six months ended September 30,
	2011	2010	2011 to 2010	2011	2010	2011 to 2010

Staff costs	$ 19,568	$ 20,252	$ (684)	$ 39,581	$ 42,812	$ (3,231)
Rent, government fee, management fee	23,112	22,958	154	46,224	45,916	308
Electricity, gas and utilities	5,853	6,104	(251)	10,536	10,706	(170)
Depreciation	6,103	6,041	62	12,201	12,040	161
Professional and audit fee	16,630	7,010	9,620	42,285	8,897	33,388
Others	10,407	9,042	1,365	26,901	13,417	13,484
	$ 81,673	$ 71,407	$ 10,266	$ 177,728	$ 133,788	$ 43,940

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

Operating Loss/income

Three Months Ended September 30, 2011 compared to the Three Months Ended September 30, 2010

Operating loss amounting to $17,839 for 2011 mainly represents the result of revenues, costs of revenues and operating expenses from our Company-owned restaurant.  The increase of operating loss for three months ended September 30, 2011 as compare to the same period in 2010 is mainly due to increase of legal and professional expenses.

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

Net income or loss

Three Months Ended September 30, 2011 compared to the Three Months Ended September 30, 2010

Net loss for the three months ended September 30, 2011, amounting to $17,246, mainly represents the net loss of our Company-owned restaurant.  Net loss for the same period in 2010, amounting to $6,669, represents the net loss from our Company-owned restaurant ($6,764), and the net income of our subfranchise operation ($95).

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer have identified a material weakness in connection with the preparation of our consolidated financial statements as of and for the period ended September 30 2011 and have thus concluded that our disclosure controls and procedures were not effective.  A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness and control deficiency primarily related to absence of a Chief Financial Officer with appropriate professional experience with U.S. GAAP and SEC rules and regulations.

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

Date: December 1, 2011

By:  /S/ Leung Kin Wah

Leung Kin Wah, Chief Financial Officer

Date: December 1, 2011