Form 10-Q
period 2011-12-31
STUDIO II BRANDS INC
filed 2012-02-21
CIK 1081091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

[X] No

As of February 21, 2012, the Issuer had 11,899,276 shares of common stock issued and outstanding.

 QUARTERLY REPORT ON FORM 10-Q

          OF STUDIO II BRANDS, INC.

               FOR THE PERIOD ENDED DECEMBER 31, 2011

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

STUDIO II BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Successor:
	December 31, 2011 (unaudited)	March 31, 2011
ASSETS
CURRENTS ASSETS
Cash	$ 18,946	$ 23,945
Due from related party	44,281	12,984
Accounts receivable	26,478	16,886
Inventories	3,377	2,058
Total current assets	93,082	55,873

Property and equipment, net	87,831	105,478
Security deposits	41,666	41,216
Goodwill	55,484	55,484

TOTAL ASSETS	$ 278,063	$ 258,051

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 55,959	$ 51,987
Income tax payable	5,051	6,006
Due to related party	-	5,923
TOTAL CURRENT LIABILITIES	61,010	63,916
Payable to stockholder	164,448	131,688
TOTAL LIABILITIES	225,458	195,604
COMMITMENS AND CONTINGENCIES STOCKHOLDER'S EQUITY
Common stock, 100,000,000 shares authorized with par value $0.001;
11,899,276 shares issued and outstanding as of December 31, 2011 and March 31, 2011	11,900	11,900
Additional paid-in capital	258,871	258,871
Accumulated deficit	(218,166)	(208,324)
TOTAL STOCKHOLDER'S EQUITY	52,605	62,447

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 278,063	$ 258,051
See accompanying notes to consolidated financial statements

STUDIO II BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Successor Three-months ended December 31, 2011	Three Months Ended Predecessor Three-months ended December 31, 2010	Successor Three-months ended December 31, 2010	Successor Nine-months ended December 31, 2011	Nine Months Ended Predecessor Nine-months ended December 31, 2010	Successor Nine-months ended December 31, 2010

REVENUE
Food and beverage income	$ 118,231	$ 85,176	$ -	$ 301,990	$ 252,399	$ -
Franchise and management fee income	2,199	-	-	12,471	10,386	-
	$ 120,430	$ 85,176	$ -	$ 314,461	$ 262,785	$ -

Cost of goods sold (exclusive of depreciation)	(26,709)	(23,464)	-	(84,578)	(77,954)	-

Gross profit	93,721	61,712	-	229,883	184,831	-

Operating expenses	(62,902)	(61,813)	(22,781)	(240,630)	(186,833)	(31,549)
OPERATING (LOSS)/INCOME	30,819	(101)	(22,781)	(10,747)	(2,002)	(31,549)
OTHER INCOME/(EXPENSES)
Other income	900	1,281	-	2,671	3,473	-
Other expenses	(806)	(161)	-	(1,372)	(770)	-
TOTAL OTHER INCOME, NET	94	1,120	-	1,299	2,703	-

NET (LOSS)/INCOME BEFORE INCOME TAXES	30,913	1,019	(22,781)	(9,448)	701	(31,549)

Income tax expenses	(2)	(1,567)	-	(1,291)	(2,699)	-
NET (LOSS)/INCOME FROM CONTINUING OPERATIONS	30,911	(548)	(22,781)	(10,739)	(1,998)	(31,549)
Discontinued operations, net of taxes	-	-	-	897	5,631	-
NET (LOSS)/INCOME	$ 30,911	$ (548)	$ (22,781)	$ (9,842)	$ 3,633	$ (31,549)
Net (loss)/income per common share
Basic and fully diluted (loss)/income from continuing operations	$ -	$ (548)	$ -	$ -	$ (1,998)	$ -
Basic and fully diluted (loss)/income from discontinued operations	$ -	$ -	$ -	$ -	$ 5,631	$ -
Basic and fully diluted total (loss)/income	$ -	$ (548)	$ -	$ -	$ 3,633	$ -

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	11,899,276	1	6,422,035	11,899,276	1	4,641,040
See accompanying notes to consolidated financial statements

STUDIO II BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 (UNAUDITED)

	Common Stock, Par value of $0.001				Total
			Additional	Accumulated	Stockholders’
	Number	Amount	Paid-in capital	deficit	equity
Successor:
Balance as of March 31, 2011	11,899,276	$ 11,900	$ 258,871	$ (208,324)	$ 62,447
Net loss	-	-	-	(9,842)	(9,842)
Balance as of December 31, 2011	11,899,276	$ 11,900	$ 258,871	$ (218,166)	$ 52,605
See accompanying notes to consolidated financial statements

STUDIO II BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Successor Nine months ended December 31,2011	Predecessor Nine months ended December 31,2010	Successor Nine months ended December 31,2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) from continuing operations	$ (10,739)	$ (1,998)	$ (31,549)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	18,304	18,104	-
Changes in operating assets and liabilities:
Due from related party	(25,087)	29,712	-
Account receivable	(9,591)	(10,273)	-
Other receivable	-	(161)	-
Inventory	(1,320)	573	-
Security deposits	(450)	(139)	-
Account payable and accrual expenses	3,972	(4,290)	(794)
Due to related party	(5,923)	(2,125)	-
Stockholder’s loan	-	184,226	-
Income tax payable	(1,132)	2,699	-
Cash (used in)/provided by operating activities-continuing operations	(31,966)	216,328	(32,343)
Cash used in operating activities-discontinued operations	(5,136)	(5,136)	-
NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(37,102)	211,192	(32,343)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(657)	(4,879)	-
NET CASH USED IN INVESTING ACTIVITIES	(657)	(4,879)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of stockholder’s loan	-	(196,266)	-
Cash received from issuance of common stock	-	-	5,863
Proceeds from stockholder	32,760	-	32,343
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	32,760	(196,266)	38,206
NET (DECREASE)/INCREASE IN CASH	(4,999)	10,047	5,863
Beginning of period	$ 23,945	$ 15,322	$ -
End of period	$ 18,946	$ 25,369	$ 5,863
Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ (2,421)	$ -	$ -

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

The Company has transitioned from its development stage to operational activities as of February 10, 2011.  On February 10, 2011, the Company entered into and consummated a share exchange agreement and supplementary agreement with Hippo Lace Limited (“HLL”), a BVI corporation and Mr. Gu Yao (“Gu”), the sole stockholder of HLL to acquire Gu’s 100% interests of HLL and its wholly owned subsidiary, Legend Sun Limited (“Legend Sun”) a limited liability company incorporated and domiciled in Hong Kong and its principal activity is to provide catering services in Hong Kong, and repay stockholder’s loan from Gu to HLL. In conjunction with the acquisition and repayment of the stockholder’s loan from Gu, the Company completed the closing of the exchange transaction under the terms of the Exchange Agreement and Supplementary Agreement on February 10, 2011 by issued 2,291,100 shares of its Common Stock to Gu which amounted to $218,676 or approximately $0.09 per share to acquire all of the issued and outstanding shares of Common Stock in HLL and pay off the stockholder’s loan from Gu.

Successor company references herein are referring to consolidated information pertaining to the Company.  Predecessor company references herein relate to HLL and its subsidiary.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Basis of Presentation

The consolidated financial statements as of December 31, 2011 and for the three and nine month periods ended December 31, 2011 and 2010 are unaudited. The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial reporting.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of December 31, 2011 and the results of its operations and cash flows for the three and nine month periods ended December 31, 2011 and 2010.  Operating results as presented are not necessarily indicative of the results to be expected for a full year.  These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 2011.

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

(b)

Principles of Consolidation

The balance sheets as of December 31 and March 31, 2011 include the Company and its wholly-owned subsidiaries, HLL and Legend Sun.  Additionally, the results of operations and cash flows for the nine months ended December 31, 2011 and 2010 include the operations of HLL and Legend Sun from the date of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

	December 31,	December 31,	March 31,
	2011	2010	2011

Period end HK$:US$ exchange rate	$7.7688	-	$7.7884
Average three-months ended HK$:US$ exchange rate	$7.7748	$7.7629	-
Average nine-months ended HK$:US$ exchange rate	$7.7817	$7.7698	-

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

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d/…)

 (h)

Accounts receivables

Accounts receivable are shown net of allowance for doubtful accounts. During the period, there were no bad debts incurred and no allowance for doubtful accounts recorded as of March 31 and December 31, 2011. The Company’s management has established an allowance for doubtful accounts sufficient to cover probable and reasonably estimable losses. The allowance for doubtful accounts considers a number of factors, including collection experience, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable portfolios, industry norms, regulatory decisions and other factors. Management reviews the composition of accounts receivable and analyzes any historical bad debts, customer concentrations, and customer credit worthiness.  Management’s policy is to record a reserve primarily on a specific identification basis.  Accounts are written off after use of a collection agency is deemed to be no longer useful.  The accounts receivable balance as of March 31, 2011 is $16,886 mainly represents the first year annual fee and March 2011 management fee income from Sino Wish, the subfranchisee located in Hong Kong commenced in April 2010.  The accounts receivable balance of $26,478 at December 31, 2011 mainly represents the second year franchise annual fee and management fee income from Sino Wish.  After reviewing and analyzing the account receivable from Sino Wish, management believes that the company is trustworthy and no allowance is required because there was no historical bad debt, the business and the economy are in a growing trend and we are not aware of any credibility problem of the company.

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

(k)

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in an acquisition.  Accounting Standards Codification (“ASC”)-350-30-50 “Goodwill and Other Intangible Assets” requires the testing of goodwill and indefinite-lived intangible assets for impairment at least annually.  The Company tests goodwill for impairment in the fourth quarter each year.  Goodwill impairment is computed using the expected present value of associated future cash flows.  There was no impairment of goodwill as of December 31 and March 31, 2011.

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

Based on the Company’s assessment, there were no events or changes in circumstances that would indicate any impairment of long-lived assets as of December 31 and March 31, 2011.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d/…)

(m)

Accounts payable and accrued expenses consist of the following:

	December 31, 2011 (Unaudited)	March 31, 2011
Accounts payable	$13,486	$8,516
Accrued expenses
Legal and professional fees	26,199	32,361
Payroll and other operating expenses	16,274	11,110
	$55,959	$51,987

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

There was no asset or liability measured at fair value on a non-recurring basis as of December 31 and March 31, 2011.

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

Revenue from sales is recognized when food and beverage products are sold. Franchise fee income on the annual fee for sublicensing of the brand name and trademark “Caffe Kenon” and the 10% management fee on eligible monthly net income of subfranchiee are recognized after granting the non-exclusive rights and all contractual obligations are performed and report of net income from subfranchisee respectively.  The franchise fee income of $12,471 recognized for the nine months ended December 31, 2011 represents the subfranchise second annual fee (HK$80,000, approximately US$10,272) and management fee (HK$17,127, approximately US$2,199).

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

As of December 31 and March 31, 2011, the Company's management has evaluated all such proceedings and claims. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

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

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 BUSINESS ACQUISITION

On February 10, 2011, the Company entered into and consummated a Share Exchange Agreement with HLL and Mr. Gu Yao (“Gu”), the sole shareholder of HLL to acquire Gu’s 100% interests of HLL and its wholly owned subsidiary, Legend Sun.  The Company issued 2,291,100 shares of common stock to Gu (i) to acquire all of the issued and outstanding shares of HLL owned by Gu Yao valued at $34,450, and (ii) pursuant to the Supplementary Agreement to the Share Exchange Agreement, to pay off the outstanding shareholder loan in the amount of $184,226 owed to Gu Yao by HLL.

Closing of the exchange transaction under the terms of the above-mentioned Exchange Agreement was completed on February 10, 2011.  As a result of closing of the share exchange transaction, the Company acquired HLL and Legend Sun, both of which became wholly-owned subsidiaries of the Company and consolidates HLL as of February 10, 2011 in accordance with ASC 810 and the outstanding shareholder loan in the amount of $184,226 was owed by HLL to the Company.

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

The fair values of the assets acquired and liabilities assumed at the date of acquisition as determined in accordance with ASC 805, and the purchase price allocation at the date of acquisition, were as follows:

Consideration:
Equity instruments (2,291,100 common stock of the Company)	$34,450
Cash acquired	(14,088)
Consideration, net of paid off stockholder’s loan and cash acquired	$20,362
Allocated to:
Accounts receivable	21,792
Due from related parties	12,985
Security deposit	41,216
Property and equipment	108,883
Accounts payable and accrued expenses	(22,060)
Due to related party	(6,980)
Provision for taxation	(6,732)
Stockholder’s loan payable to Gu Yao	(184,226)
Net tangible liabilities	$(35,122)

Value of excess of purchase price over net liabilities
Acquired allocated to:
Goodwill	$55,484

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following unaudited pro forma information presents the Company’s consolidated results of continuing operations as if the acquisition had occurred on April 1, 2010:

	Nine months ended December 31,
	2011	2010
Revenue
Food and beverage income	$277,316	$252,399
Franchise and management fee income	12,471	10,386
Total revenue	289,787	262,785
Pro forma net loss	$(35,413)	$(1,998)
Pro forma net loss per share-basic and diluted	$-	$-

NOTE 4 DISCONTINUED OPERATIONS

HLL and Beijing Kenon Bistro Catering Limited (“BJ Kenon”), the subfranchisee located in Beijing, agreed to terminate the franchise agreement signed on April 1, 2010 with effect from May 31, 2011 due to restructuring of Beijing subfranchisee who agreed to pay HLL an early termination fee of RMB40,000 (approximately $6,200).  In this conjunction, no subfranchise fee income of RMB80,000 (approx. $11,880) for each of the remaining two year term of the agreement to be recognized in April of 2011 and 2012 respectively.

The result of subfranchise operation of BJ Kenon for the nine months ended December 31, 2011 and 2010 are separately reported as discontinued operation.  The net income from discontinued operation for the nine months ended December 31, 2011 and 2010 are as follows:

	Nine-months ended
	December 31, 2011	December 31, 2010
Revenue	$ 6,210	$ 11,880
Cost of revenue and operating expenses	(5,136)	(5,136)
Operating income	1,074	6,744
Income tax	(177)	(1,113)
Net income	$ 897	$ 5,631

The carrying amounts of the major classes of assets and liabilities of subfranchise of BJ Kenon as of December 31, 2011 and 2010 are amount due from related party as discussed in note 13 below, and as follows:

     December 31, 2011   December 31, 2010

Current assets (included in due from related party in consolidated balance sheet)	$ 19,194	$ 12,984

Net income of Beijing Kenon subfranchise operation for the period from April 1, 2011 to May 31, 2011 and for the year ended March 31, 2011 are as follows:

	May 31, 2011	March 31, 2011
Income before income tax	$ 1,074	$ -
Income tax	(177)	-
Net income	$ 897	$ -

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

		December 31, 2011	March 31, 2011
Furniture & equipment	$	(Unaudited) 52,492	$51,835
Leasehold improvement		86,001	86,001
Computer equipment		7,066	7,066
Total		145,559	144,902
Accumulated depreciation and amortization		(57,728)	(39,424)
Balance as at period ended		$87,831	$105,478

Depreciation and amortization expense for the nine months ended December 31 2011 and 2010 were $18,304 and $18,104, respectively.

NOTE 6 SECURITY DEPOSITS

Security deposits are summarized as follows:

	December 31, 2011	March 31, 2011
	(Unaudited)
Rental and management fee security deposit	$35,888	$35,888
Electricity deposit	3,595	3,595
Water deposit	771	771
Food supplies deposit	1,220	962
Other deposit	192	-
	$41,666	$41,216

NOTE 7 COST OF GOODS SOLD

Cost of goods sold consists of finished goods include food and beverage materials and products for catering services sold by company-owned restaurant and the subfranchise annual fee expenses, and exclusive of depreciation expenses shown separately under Note 8 Operating Expenses.

NOTE 8 OPERATING EXPENSES

Operating expenses consist of the following for the three and nine months ended December 31, 2011 and 2010:

	Successor		Predecessor		Successor
	Three months	Nine months	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended	ended	ended
	December 31, 2011		December 30, 2010		December 31, 2010

Staff costs	$ 18,155	$ 57,736	$ 17,581	$ 60,393	$ -	$ -
Property rent, rate and management fee	23,112	69,336	22,958	68,874	-	-
Electricity and utilities	5,682	16,218	5,155	15,861	-	-
Depreciation	6,103	18,304	6,064	18,104	-	-
Professional and audit fee	2,816	45,101	4,027	4,156	21,656	30,424
Others	7,034	33,935	6,028	19,445	1,125	1,125
Total	$ 62,902	$ 240,630	$ 61,813	$ 186,833	$ 22,781	$ 31,549

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

Revenues from franchised Caffe Kenon are as follows:

	Successor	Predecessor	Successor
	Nine months Ended December 31, 2011	Nine months Ended December 31, 2010	Nine months Ended December 31, 2010
Subfranchise annual fee income	$16,482	$22,152	$-
Subfranchise management fee income	2,199	114	-
	$18,681	$22,266	$-

Franchise and management fee income due to the Company are as follows:

	December 31, 2011	March 31, 2011
Subfranchise annual and management fee due to the Company:
Sino Wish (included in accounts receivable)	$12,471	$10,272
Beijing Kenon (included in due from related party)	18,090	11,880
	$30,561	$22,152

Future minimum franchise fee payments due from the Company under existing franchise and subfranchise arrangements are:

Year ended March 31,
2012	$10,272	$20,544
2013	5,136	5,136

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Total	$15,408	$25,680

Future minimum franchise fee payments due to the Company under existing franchise and subfranchise arrangements are:

Year ended March 31,
2012	$-	$16,482
2013	10,272	10,272
Total	$10,272	$26,754

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

The following is the summary of relevant information relating to each segment reconciled to amounts on the accompanying consolidated financial statements for the three and nine months ended December 31, 2011. The Company has transitioned from its development stage to operational activities as of February 10, 2011.  The segment information disclosed for three and nine months ended December 31, 2010 represents predecessor’s information.

	Three Months ended December 31, 2011 (unaudited)
Successor:	Franchise	Subfranchise	Corporate	Total

Revenue	$ 118,231	$ 2,199	$ -	$ 120,430

Depreciation and amortization	(6,103)	-	-	(6,103)

Cost of revenues and operating expenses excluding depreciation and amortization	(79,308)	-	(4,200)	(83,508)

Operating loss	32,820	2,199	(4,200)	30,819
Other income	900	-	-	900

Other expenses	(806)	-	-	(806)

Total other income (net)	94	-	-	94

Income tax (expenses)/credit	538	(540)	-	(2)

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net income/(loss) after tax	$ 33,452	$ 1,659	$ (4,200)	$ 30,911
Total assets, excluding goodwill	$ 195,280	$ 27,299	$ -	$ 222,579
Goodwill	$ 55,484	$ -	$ -	$ 55,484
Capital expenditure	$ -	$ -	$ -	$ -

Nine Months ended December 31, 2011 (unaudited)
Successor:	Franchise	Subfranchise	Corporate	Total

Revenue	$ 301,990	$ 18,681	$ -	$ 320,671

Depreciation and amortization	(18,304)	-	-	(18,304)

Cost of revenues and operating expenses excluding depreciation and amortization	(241,700)	(10,272)	(60,068)	(312,040)

Operating (loss)/income	41,986	8,409	(60,068)	(9,673)
Other income	2,671	-	-	2,671

Other expenses	(1,372)	-	-	(1,372)

Total other income (net)	1,299	-	-	1,299

Income tax expenses	(81)	(1,387)	-	(1,468)

Net (loss)/income after tax	$ 43,204	$ 7,022	$ (60,068)	$ (9,842)

Total assets, excluding goodwill	$ 195,280	$ 27,299	$ -	$ 222,579
Goodwill	$ 55,484	$ -	$ -	$ 55,484
Capital expenditure	$ 657	$ -	$ -	$ 657

	Three Months ended December 31, 2010 (unaudited)
Predecessor:	Franchise	Subfranchise	Corporate	Total

Revenue	$ 85,176	$ -	$ -	$ 85,176

Depreciation and amortization	(6,064)	-	-	(6,064)

Cost of revenues and operating expenses excluding depreciation and amortization	(72,800)	(1,321)	(5,091)	(79,212)

Operating income/(loss)	6,312	(1,321)	(5,091)	(100)
Other income	1,281	-	-	1,281

Other expenses	(161)	-	-	(161)

Total other income (net)	1,120	-	-	1,120

Income tax expenses	(217)	(1,351)	-	(1,568)

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net income/(loss) after tax	$ 7,215	$ (2,672)	$ (5,091)	$ (548)
Total assets, excluding goodwill	$ 197,339	$ 11,994	$ -	$ 209,333
Goodwill	$ 32,560	$ -	$ -	$ 32,560
Capital expenditure	$ 1,770	$ -	$ -	$ 1,770

Nine Months ended December 31, 2010 (unaudited)
Predecessor:	Franchise	Subfranchise	Corporate	Total

Revenue	$ 252,399	$ 22,266	$ -	$ 274,665

Depreciation and amortization	(18,104)	-	-	(18,104)

Cost of revenues and operating expenses excluding depreciation and amortization	(234,971)	(11,593)	(5,255)	(251,819)

Operating (loss)/income	(676)	10,673	(5,255)	4,742
Other income	3,473	-	-	3,473

Other expenses	(770)	-	-	(770)

Total other income (net)	2,703	-	-	2,703

Income tax expenses	(482)	(3,330)	-	(3,812)

Net (loss)/income after tax	$ 1,545	$ 7,343	$ (5,255)	$ 3,633

Total assets, excluding goodwill	$ 197,339	$ 11,994	$ -	$ 209,333
Goodwill	$ 32,560	$ -	$ -	$ 32,560
Capital expenditure	$ 4,879	$ -	$ -	$ 4,879

B)

Business segment reporting – by geography

As its secondary segments, the Company reports two geographical areas, which are the main market areas: Hong Kong and Beijing.  There is no any single foreign country market accounting for more than 10% of total revenues for the three or nine months ended December 31, 2011 and 2010, respectively.

The following tables set forth revenues from customers of products sold by geographic segment:

Geographical information:	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor
Hong Kong	$ 120,430	$ 85,176	$ 314,461	$ 262,785
Beijing	-	-	$ 6,210	$ 11,880
Total	$ 120.430	$ 85,176	$ 320,671	$ 274,665

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

The Company's income tax provision in respect of operations in Hong Kong is calculated at the applicable tax rates on the estimated assessable profits for the year based on existing legislation, interpretations and practices in respect thereof. The standard tax rate applicable to the Company was 16.5%. The unrecognized temporary difference of ($829) and $1,717 for the nine months ended December 31, 2011 and 2010, respectively represent the difference between depreciation expenses and depreciation tax allowance for the plant and equipment. No deferred tax liability has been provided as the amount involved is immaterial.

A reconciliation of the expected income tax expense (based on HK income tax rate) to the actual income tax expense is as follows:

	Successor	Predecessor	Successor
	Nine Months Ended December 31, 2011	Nine Months Ended December 31, 2010	Nine Months Ended December 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)
(Loss)/income before tax	$(9,448)	$701	$(31,549)
HK income tax rate	16.50%	16.50%	16.50%
Expected income tax (credit)/expenses calculated
at HK income tax rate	(1,559)	116	(5,206)
Expenses not deductible for tax purposes	7,750	867	5,206
Temporary difference not recognized	(4,900)	1,716	-
Actual income tax expenses	$1,291	$2,699	$-

The Company’s effective income tax rate is 13.7% and nil for the nine months ended on December 31, 2011 and 2010, respectively.

NOTE 12 OPERATING LEASE COMMITMENTS

The Company entered into a rent agreement on June 1, 2009 to lease premises for operation of the Company-owned restaurant for a term of 5 years (first 3 years non-cancellable and option to extend 2 more years) at a monthly rental rate of $6,667 for the first three years and $8,333 for the last two years.

As of December 31, 2011, the total future minimum lease payments under operating lease in respect of leased premises are payable as follows:-

Year ended March 31,
2012	$20,001
2013	96,664
Total	$116,665

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 RELATED PARTY TRANSACTIONS

	December 31, 2011 (Unaudited)	March 31, 2011
Payable to stockholder:
Cheung Ming, stockholder (a)	$164,448	$131,688

Due from related party:
Beijing Kenon Bistro Catering Limited (“BJ Kenon”) (Common stockholder, Gu Yao) (b)	$19,194	$12,984

Due from/(to) related party:
Sizegenic Holdings Limited (“Sizegenic”) (Common stockholder, Cheung Ming) (c)	$25,087	$(5,923)
Subfranchise fee income charged to BJ Kenon	$6,210	$11,880

Management fee charged by Ever Lucid (d)	$13,098	$-

Frascona, Joiner, Goodman and Greenstein, P.C (“FJGG”) (Common officer, director and shareholder, Gary Joiner) Professional fee paid (e)	$27,760	$17,144

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

(c) The receivable from Sizegenic mainly represents balance of coffee product supplies less franchise management fee included in operating expenses of Company-owned restaurant pursuant to the related franchise agreements in place.

(d) The amount charged by Ever Lucid, a wholly owned subsidiary of Sizegenic, represents the operating expenses for management services rendered for support functions included information technology, finance, human resources and administrative, design, marketing and promotion to Legend Sun pursuant to the one-year management services agreement entered and effective from April 1, 2011 at a monthly charge of approximately $2,568.  In September, 2011, Ever Lucid agreed to provide 30% discount to the monthly charge from July to September 2011 as the Company is increasingly capable to contribute its own efforts to those functions.  In October, 2011, the Company and Ever Lucid mutually agreed to terminate the management services agreement.

(e) The amount paid to FJGG mainly represents the legal and professional services provided by FJGG.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14 CERTAIN RISK AND CONCENTRATION

Credit risk

As of December 31 and March 31, 2011, substantially all of the Company’s cash included bank deposits in accounts maintained within Hong Kong, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

↓ 100%

Hippo Lace Limited. A British Virgin Islands Corporation

↓ 100%

Legend Sun Limited A Hong Kong Corporation

The Company completed the share exchange transaction with HLL in order to acquire the business operations carried on through its subsidiary, Legend Sun, and with the intent of focusing our business activity exclusively on those operations.  Through Legend Sun, the Company is in the business of operating coffee shop restaurants under the tradename “Caffe Kenon.”  The Company currently owns and operates one Caffé Kenon coffee shop located in Hong Kong which has been in operation since July 2009.  This shop is operated under the terms of a franchise agreement between HLL and Sizegenic Holdings Limited, a British Virgin Islands corporation (“Sizegenic”). As of December 31, 2011, one other Caffe Kenon coffee shop located in Hong Kong is operated by a subfranchisee of HLL from which the Company receives franchise and management fees.

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

Results for the Three and Nine Months Ended December 31, 2011 compared to Three and Nine Months Ended December 31, 2010

The following discussion regarding unaudited results of operation relates to the business operations which are carried on through our operating subsidiary, Legend Sun.  The Company believes the following information is relevant to an assessment and understanding of our results of operation and financial condition for the three and nine months ended December 31, 2011 and 2010 which is before and after the Company acquired HLL and its subsidiary Legend Sun in February, 2011. The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere in this Form.

The following unaudited pro forma information presents the Company’s consolidated results of continuing operations as if the acquisition had occurred on April 1, 2010 for comparative analysis purpose since Studio II Brands, INC., the parent company, had small amounts of income statement activities only:

	For the three months ended December 31,			For the nine months ended December 31,
	2011	2010	2011 to 2010	2011	2010	2011 to 2010
Revenue
Food and beverage income	$ 118,231	$ 85,176	$ 33,055	$ 301,990	$ 252,399	$ 49,591
Franchise and management fee income	2,199	-	2,199	12,471	10,386	2,085
Total revenue	120,430	85,176	35,254	314,461	262,785	51,676
Cost of goods sold	(26,709)	(23,463)	(3,246)	(84,578)	(77,954)	(6,624)
Gross profit	93,721	61,713	32,008	229,883	184,831	45,052
Operating expenses	(62,902)	(84,594)	21,692	(240,630)	(218,382)	(22,248)
Operating income/(loss)	30,819	(22,881)	53,700	(10,747)	(33,551)	22,804
Other income	900	1,281	(381)	2,671	3,473	(802)
Other expenses	(806)	(161)	(645)	(1,372)	(770)	(602)
Total other income, net	94	1,120	(1,026)	1,299	2,703	(1,404)
Income tax expenses	(2)	(1,568)	1,566	(1,291)	(2,699)	1,408
Net income/(loss)	$ 30,911	$ (23,329)	$ 54,240	$ (10,739)	$ (33,547)	$ 22,808
Net income/loss per share-basic and diluted	-	-	-		-	-

The following tables summarize the unaudited franchise and subfranchise results for three and nine months ended December 31, 2011, respectively per note 10 segment information to financial statements:

	Three Months Ended December 31,
	2011		2010		2011 to 2010	2011 to 2010
	Franchise	Subfranchise	Franchise	Subfranchise	Franchise	Subfranchise

Revenue	$ 118,231	$ 2,199	$ 85,176	$ -	$ 33,055	$ 2,199
Cost of revenue	(26,709)	-	(23,463)	-	(3,246)	-
Gross profit	91,522	2,199	61,713	-	29,809	2,199
Operating expenses	(58,702)	-	(55,822)	(900)	(2,880)	900
Operating (loss)/income	32,820	2,199	5,891	(900)	26,929	3,099
Net (loss)/income after income tax by Segment	$ 33,452	$ 1,659	$ 6,794	$ (2,251)	$ 26,658	$ 3,910

	Nine Months Ended December 31,
	2011		2010		2011 to 2010	2011 to 2010
	Franchise	Subfranchise	Franchise	Subfranchise	Franchise	Subfranchise

Revenue	$ 301,990	$ 18,681	$ 252,399	$ 22,266	$ 49,591	$ (3,585)
Cost of revenue	(84,578)	(10,272)	(77,954)	(10,272)	(6,624)	-
Gross profit	217,412	8,409	174,445	11,994	42,967	(3,585)
Operating expenses	(175,426)	-	(175,542)	(900)	116	900
Operating income/(loss)	41,986	8,409	(1,097)	11,094	43,083	(2,685)
Net income/(loss) after income tax by Segment	$ 43,204	$ 7,022	$ 1,124	$ 7,764	$ 42,080	$ (762)

Result of continuing operations

Revenues

Three Months Ended December 31, 2011 compared to the Three Months Ended December 31, 2010

Revenue for the three months ended December 31, 2011 was $120,430, as compared to revenue of $85,176 for the three months ended December 31, 2010.  The increase of $35,254, or approximately 41%, is mainly attributed to increases in sales of food and beverages and coffee by company-owned restaurant.  Also, subfranchise income for the three months ended December 31, 2010 was nil, as compared to subfranchise income of $2,199 for the three months ended December 31, 2011.

Nine Months Ended December 31, 2011 compared to nine Months Ended December 31, 2010

Revenue for the nine months ended December 31, 2011 was $314,461, consisting of operating revenue of $301,990 from the company-owned restaurant, and second year Hong Kong subfranchise annual and management fees of $12,471, as compared to revenue of $262,785 for the nine months ended December 31, 2010, consisting of operating revenue of $252,399 from the company-owned restaurant and subfranchise annual and management fees of $10,386.  The increase of $49,591, or approximately 19.6%, in food and beverage income for the nine months ended December 31, 2011 as compared to the same period in 2010, was mainly due to increased sales volume and price adjustments which are generally done on an annual basis.

Cost of Revenues

Three Months Ended December 31, 2011 compared to the Three Months Ended December 31, 2010

Cost of revenues represents finished goods including food and beverage materials and products for catering services sold by our company-owned restaurant.  Cost of revenues was $26,709 for the three months ended December 31, 2011, as compared to cost of revenues of $23,463 for the three months ended December 31, 2010.  The increase in cost of revenues from restaurant operations of $3,246, or approximately 13.8%, for

2011 as compared to the same period in 2010 was in line with the increased sales volume.

Nine Months Ended December 31, 2011 compared to Nine Months Ended December 31, 2010

Cost of revenues from restaurant operations, representing finished goods, including food and beverage materials and products for catering services sold by our company-owned restaurant, as well as the Hong Kong subfranchise annual fee expenses charged by Sizegenic, was $84,578 for the nine months ended December 31, 2011, as compared to $77,954 for the nine months ended December 31, 2010.  The increase of $6,624, or approximately 8.5%, in cost of revenues for the nine months ended December 2011, as compared to the same period in 2010, is mainly attributed to restaurant operations and is in line with increased sales volume.

Gross Profit

Three Months Ended December 31, 2011 compared to the Three Months Ended December 31, 2010

Gross profit, which represents the excess of  the combined revenues from both our company owned restaurant and from subfranchise management fees over the combined cost or revenues from both segments, was $93,721 for the three months ended December 31, 2011, as compared to $61,713 for the three months ended December 31, 2010.  The increase in gross profit of $32,008, or approximately 51.9%, in 2011 as compared to 2010, is mainly due to increased sales volume in 2011 as compared to 2010.

Nine Months Ended December 31, 2011 compared to Nine Months Ended December 31, 2010

Gross profit was $229,883 for the nine months ended December 31, 2011, as compared to gross profit of $184,831for the nine months ended December 31, 2010.  includes the result of our company-owned restaurant ($222,548) as well as Hong Kong subfranchise fee income and expenses ($7,335).  The increase in gross profit of $45,052, or approximately 24%, in 2011 as compared to 2010, is mainly due to increased sales volume in 2011 as compared to 2010.  Other factors which also contributed to the increase in gross profit were price increases in 2011, and an increase in management fee income from our Hong Kong subfranchisee in 2011 as compared to 2010.

Operating Expenses

Operating expenses for the Company and subsidiaries were $62,902 and $84,594 for the three months ended December 31, 2011 and 2010, respectively, and were $240,630 and $218,382 for the nine months ended December 31, 2011 and 2010, respectively.

They consist of the following items:

	For the three months ended December 31,			For the nine months ended December 31,
	2011	2010	2011 to 2010	2011	2010	2011 to 2010

Staff costs	$ 18,155	$ 17,581	$ 574	$ 57,736	$ 60,393	$ (2,657)
Rent, government fee, management fee	23,112	22,958	154	69,336	68,874	462
Electricity, gas and utilities	5,682	5,155	527	16,218	15,861	357
Depreciation	6,103	6,064	39	18,304	18,104	200
Professional and audit fee	2,816	25,683	(22,867)	45,101	34,580	10,521
Others	7,034	7,153	(119)	33,935	20,570	13,365
	$ 62,902	$ 84,594	$ (21,692)	$ 240,630	$ 218,382	$ 22,248

Three Months Ended December 31, 2011 compared to the Three Months Ended December 31, 2010

The decrease in operating expenses of $21,692, or approximately 25.6%, for the three months ended

December 31, 2011, as compared to the same period for 2010, is mainly due to a decrease of $22,867 in legal and professional expenses in 2011 as compared to 2010, as a result of the fact that the company incurred less accounting and legal fees in 2011 after completion of statutory filings of required forms and documentation for the acquisition of HLL.

Nine Months Ended December 31, 2011 compared to Nine Months Ended December 31, 2010

The increase in operating expenses of $22,248, or approximately 10.2%, for the nine months ended December 31, 2011 as compared to the same period for 2010, is mainly due to (i) an increase of $10,521 in legal and professional expenses in 2011 as compared to 2010, for accounting and legal fees related to review of our financial statements and completion of statutory filings of required forms and documentation after the acquisition of HLL, and (ii) the management service fee for April to September, 2011 amounting to $13,098.

Operating income/(loss)

Three Months Ended December 31, 2011 compared to the Three Months Ended December 31, 2010

Operating income for the three months ended December 31, 2011 was $30,819, as compared to an operating loss of $22,881 for the three months ended December 31, 2010.  The increase of operating income of $53,700 for the three months ended  December 31, 2011 as compared to the same period in 2010 is mainly due to increase of income from sales operations and decrease of legal and professional expenses.

Nine Months Ended December 31, 2011 compared to Nine Months Ended December 31, 2010

The Company had an operating loss of $10,747 for the nine months ended December 31, 2011, as compared to an operating loss of $33,551 for the nine months ended December 31, 2010.   The decrease in operating loss of $22,804, or approximately 68% for the nine months ended December 31, 2011 as compared ot the same period of 21010, is mainly due to the increase of income from sales operations partially offset by management services fee and increased legal and professional expenses.

In addition, the 50% discounted first year franchise annual fee expenses for our Company-owned restaurant increased operating income by $5,136 for December 11, 2009 (inception) through March 31, 2010.  The increase of the annual franchise fee back to its full amount resulted in a decrease of $2,568 in operating income for each of the nine months ended December 31, 2010 and 2011.

Other income and expenses

Three Months Ended December 31, 2011 compared to the Three Months Ended December 31, 2010

Other income and expenses were $900 and $806 for the three months ended December 31, 2011 and $1,281 and $161 for the same period ended 2010, respectively.  Other income represents the tips received at our Company-owned restaurant. Other expenses represents franchise management fee expenses of our Company-owned restaurant.

Nine Months Ended December 31, 2011 compared to Nine Months Ended December 31, 2010

Other income and expenses were $2,671 and $1,372 for the nine months ended December 31, 2011, and $3,473 and $770 for the same period in 2010, respectively.  Other income represents the tips received at our Company-owned restaurant. Other expenses represents franchise management fee expenses of our Company-owned restaurant.

Net income/(loss)

Three Months Ended December 31, 2011 compared to the Three Months Ended December 31, 2010

Net income increased to $30,911 for the three months ended December 31, 2011, from a net loss of $23,329 for the same period of 2010, an increase of $54,240, or approximately 232%.  The increase in net income for the three months ended December 31, 2011, as compared to the same period of 2010 is mainly attributable to increased sales, and is comprised ofnet income of our Company-owned restaurant in the amount of $33,275 plus subfranchise net income of $1,836, offset by corporate expenses of $4,200.  Net loss for the same period in 2010, is comprised of net income of our Company-owned restaurant in the amount of $4,543 offset by corporate expenses of $27,872.

Nine Months Ended December 31, 2011 compared to Nine Months Ended December 31, 2010

Net loss decreased to $10,739 for the nine months ended December 31, 2011, from a net loss of $33,457 fpr the same period of 2010.  The decrease in net loss for the nine months ended December 31, 2011, as compared to the same period of 2010, is mainly attributable to increased sales, and is comprised ofnet income of our Company-owned restaurant in the amount of $43,204 plus subfranchise net income of $6,125, offset by corporate expenses of $60,068.  Net loss for the same period in 2010, amounting to $33,547, is comprised of the net loss from our Company-owned restaurant $1,127,plus  the net income of our subfranchise operation $4,384, offset by corporate expenses of $36,804.

Result of discontinued operations

	Three-months ended		Nine-months ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Revenue	$ -	$ -	$ 6,210	$ 11,880
Cost of revenue	-	-	(5,136)	(5,136)
Gross profit	-	-	1,074	6,744
Income tax	-	-	(177)	(1,113)
Net income	$ -	$ -	$ 897	$ 5,631

Revenue

Nine Months Ended December 31, 2011 compared to Nine Months Ended December 31, 2010

HLL and Beijing Kenon agreed to terminate the franchise agreement signed on April 1, 2010, effective as of  May 31, 2011, due to restructuring of the Beijing subfranchisee who agreed to pay HLL an early termination fee of RMB40,000 ($6,210).  As a result, the franchise fee income decreased by $5,670 during nine months ended December 31, 2011 as compared to the same period in 2010.

Cost of revenue

Nine Months Ended December 31, 2011 compared to Nine Months Ended December 31, 2010

Cost of revenues was $5,136 in both the nine month period ended December 31, 2011 as well as the nine month period ended December 31, 2010.  This represents the annual franchise fee charged to the Beijing subfranchisee by Sizegenic in April 2011 and 2010, respectively.

Gross Profit

Nine Months Ended December 31, 2011 compared to Nine Months Ended December 31, 2010

The decrease in gross profit from Beijing subfranchise operations to $1,074 for the nine months ended December 2011 as compared to $6,744 for the same period of 2010, is due to the fact that the early termination fee of $6,210 charged to our subfranchisee, BJ Kenon,  in 2011, was less than the $11,880 first year subfranchise annual fee charged to BJ Kenon in 2010.

Net income

Nine Months Ended December 31, 2011 compared to Nine Months Ended December 31, 2010

The decrease in net income to $897 for the nine months ended December 31, 2011 as compared to $5,631 for the nine months ended December 31, 2010, was mainly attributable to the decrease of gross profit due to termination of Beijing Kenon subfranchise on May 31, 2011.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

Net cash used in operating activities for the nine months period ended December 31, 2011 was $37,102.  It mainly represents the net loss caused by increased legal and professional expenses for review of our financial statements and completion of statutory filings of required forms and documentation after the acquisition of HLL.

The annual franchise fee for the Company-owned restaurant which is payable to Sizegenic, was discounted by 50% to $5,136 in the first year.  The full  annual franchise fee in the amount of $10,272, will be due and payable to Sizegenic for the second year and throughout the remaining term of the agreement, and will require additional cash outflow in the fiscal years ended March 31, 2011 and 2012.

Net cash used in investing activities for the nine months ended December 31, 2011 was $657, and represents purchase of equipment.

Net cash provided by financing activities for the nine months ended December 31, 2011 was $32,760, and represents amounts advanced by a stockholder for payment of legal and professional expenses on behalf of the Company.

A shareholder of the Company, Cheung Ming, has paid expenses on behalf of the Company with no interest and without a fixed repayment term.  Amounts payable to the aforesaid shareholder at December 31, 2011 and March 31, 2011, were $164,448 and $131,688, respectively.  The payable is an internal source of liquidity for payment of operational expenses and to provide working capital. Possible external sources of liquidity may include borrowing from financial institutions or possible completion of a share exchange transaction to acquire potential and profitable businesses which can generate additional cash flow.

The Company believes that the existing cash and cash equivalents on hand as at December 31, 2011 at approximately $18,946, together with approximately $3,000 monthly average net cash inflow generated from the Company-owned restaurant, will be sufficient to meet our working capital requirements for the current level of operations and to sustain business operations at the current levels for the next twelve months.

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

As of December 31, 2011, there were no material commitments for capital expenditures for business operations.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer have identified a material weakness in connection with the preparation of our consolidated financial statements as of and for the period ended December 31 2011 and have thus concluded that our disclosure controls and procedures were not effective to provide reasonable assurance of the achievement of these objectives.  A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness and control deficiency primarily related to absence of a Chief Financial Officer with appropriate professional experience with U.S. GAAP and SEC rules and regulations.

We believe that the material weakness and other control deficiencies we have identified are temporary because we plan to hire a consultant or CFO in the US with understanding of U.S. GAAP and experience with SEC reporting requirements in the coming few months to remedy the weakness and deficiencies.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: February 21, 2012

By:  /S/ Leung Kin Wah

Leung Kin Wah, Chief Financial Officer

Date: February 21, 2012