Form 10-K/A
period 2011-03-31
STUDIO II BRANDS INC
filed 2012-05-10
CIK 1081091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A (AMENDMENT NO.1)

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

EXPLANATORY NOTE

Studio II Brands Inc.  (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment 1”) to its report on Form 10-K for the fiscal year ended March 31, 2011, which was originally filed with the Securities and Exchange Commission on August 9, 2011 (the “Original Filing”).   This Amendment 1 is being filed to: (i) conform the disclosures in the Management’s Discussion and Analysis portion of the Company’s Form 10-K/A annual report with revised Management’s Discussion and Analysis disclosures included in the Company’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on October 27, 2011; (ii) revise the valuation of goodwill in the purchase price allocation for the acquisition of Legend Sun by Hippo Lace in February, 2010 as well as the valuation of consideration for shares issued by Studio II to acquire Hippo Lace in February 2011 ; (iii) file revised audited financial statements for Studio II and its subsidiaries as of March 31, 2011 and 2010 and for the period from February 10, 2011 to March 31, 2011 and for the year ended March 31, 2010, and a revised audit report which correctly describes the periods covered by the report; (iv) file revised audited financial statements for Hippo Lace Limited as of February 9, 2011 and March 31, 2010 and for the period from February 24, 2010 to March 31, 2010 and for the period from April 1, 2010 to February 9, 2011, and a revised audit report which correctly describes the periods covered by the report; (v) file revised audited financial statements for Legend Sun Limited as of February 23, 2010 and for the period from March 30 ,2009 (date of inception) to February 23, 2010; and  (vi) to provide revised disclosures in Item 9A regarding the Company’s Disclosure Controls and Procedures and its Internal Control over Financial Reporting.

Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and our principal financial officer are attached to this form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, no other changes have been made to the Original Filing.  Except as described above, this Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the Original Filing, or modify or update those disclosures, including any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing.  Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

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

Holders.

As of March 31, 2011 there were 11,899,276 shares of common stock issued and outstanding and approximately 74 shareholders of record.

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

HLL and its subsidiary, Legend Sun, for the period from February 24, 2010 (Date HLL acquired Legend Sun) to March 31, 2010 (after HLL acquired Legend Sun and up to the immediate fiscal year end)

Revenue mainly consists of operating revenue from company-owned restaurant ($23,695) as well as other income from tip ($635), recognition of consultancy services provided to Joystick Limited to operate a Portugal style café bistro ($20,545) and forfeiture of consultancy services deposit ($30,817) due to termination of services in March 2010 before the expiration of the term in July 2010 as stipulated in the consultancy services agreement entered in August 2009.

Legend Sun for the period from March 30, 2009 (Date of Inception) to February 23, 2010 (prior to acquisition by HLL)

Revenues mainly consists of operating revenue from company-owned restaurant at Ground Floor Nam Hing Fong, 38 Yiu Wa Street, Causeway Bay, Hong Kong ($109,479) as well as other income from tip ($1,451) and recognition of consultancy services provided to Joystick Limited to operate a Portugal style café bistro ($61,635).

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

Pursuant to the terms regarding subfranchise stipulated in the supplementary franchise agreement entered between HLL and Sizgenic on March 1, 2010, HLL is required to pay Sizegenic for the second year subfranchise fee of HK$40,000 (approximately $5,128) for BJ Kenon due in April 2011 before the termination of franchise agreement with Beijing Kenon with effect from May 31, 2011.  HLL is not required to pay third year subfranchise fee following the termination of agreement with Beijing Kenon with effect from May 31, 2011.

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

Gross Profit

The Company and subsidiaries for the period from February 10, 2011 (Date Company acquired HLL) to March 31, 2011 (after acquisition of HHL and up to the immediate fiscal year end)

Gross profit amounting to $40,049 represents the result of the revenues and costs of revenues from company owned restaurant ($39,599) and subfranchise management fee income ($450).  The increase of gross profit from restaurant operation as compared to HLL and its subsidiary Legend Sun for the period from February 24, 2010 to March 31, 2010 mainly due to longer period of increased sales volume captured.

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

HLL and its subsidiary, Legend Sun, for the period from February 24, 2010 (Date HLL acquired Legend Sun) to March 31, 2010 (after HLL acquired Legend Sun and up to the immediate fiscal year end)

Gross profit amounting to $14,687 represents the result of the revenues and costs of revenues from company owned restaurant.

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

$48,115

HLL and Legend Sun for the period from April 1, 2010 to February 9, 2011

$215,859

Consolidated Studio II for the period from February 10, 2011 to March 31, 2011

$70,850

They consist of the following nature:

	Legend Sun	Consolidated HLL	Consolidated HLL	Consolidated Studio II
	March 30, 2009 to	February 24, 2010	April 1 2010 to	February 10, 2011 to
	February 23, 2010	to March 31, 2010	February 9, 2011	March 31, 2011

Staff costs	45,844	11,059	65,787	13,266
Rent, government fee, manangement fee	57,209	9,409	74,363	17,468
Electricity, gas and utilities	8,668	1,879	17,481	2,503
Depreciation	15,189	45	20,785	3,406
Professional and audit fee	-	16,153	9,604	28,511
Others	9,155	9,570	27,839	5,696
	136,065	48,115	215,859	70,850

Other operating expenses for the period February 24 2010 to March 31, 2010 and April 1, 2010 to February 9, 2011 included franchise annual fee for the first and second year respectively.  According to the franchise and supplementary agreements entered by HLL and Sizegenic in February and March 2010 respectively, franchise annual fee for the first year was discounted by 50% to $5,136 (HK$40,000) and required to pay full amount at $10,272 (HK$80,000) for the second and last year of the term of agreement.

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

The 50% discounted annual fee expenses for the first year increased net operating income from Company-owned restaurant by $5,136 for December 11, 2009 (inception) through March 31, 2010.  The full amount of annual franchise fee expenses for the second and last year will decrease net operating income of $5,136 for each of the fiscal year ended March 31, 2011 and March 31, 2012

HLL and its subsidiary, Legend Sun, for the period from April 1, 2010 to February 9, 2011 (prior to acquisition by Studio II)

Operating income amounting to $101 represents the result of revenues, costs of revenues and operating expenses from company owned restaurant and subfranchise operations ($9,308) offset by HLL operating expenses ($9,207) mainly for professional and audit fees.

HLL and its subsidiary, Legend Sun, for the period from February 24, 2010 (Date HLL acquired Legend Sun) to March 31, 2010 (after HLL acquired Legend Sun and up to the immediate fiscal year end)

Operating loss amounting to $33,428 represents the result of revenues, costs of revenues and operating expenses from company owned restaurant ($21,278) and HLL operating expenses ($12,150) mainly for professional and audit fees.

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

HLL and its subsidiary, Legend Sun, for the period from April 1, 2010 to February 9, 2011 (prior to acquisition by Studio II)

Other income and expenses were $4,069 and $1,064 respectively.  Other income represents the tip income from Company-owned restaurant. Other expenses represents franchise management fee expenses of Company-owned restaurant.

HLL and its subsidiary, Legend Sun, for the period from February 24, 2010 (Date HLL acquired Legend Sun) to March 31, 2010 (after HLL acquired Legend Sun and up to the immediate fiscal year end)

Other income and expenses were $51,997 and nil respectively.  Other income represents the tip income from Company owned restaurant ($635) and the consultancy services fee for February to March 2010 ($20,545) and the forfeited consultancy service deposit ($30,817) from Joystick due to termination of agreement before expiration of the term.

Legend Sun for the period from March 30, 2009 (Date of Inception) to February 23, 2010 (prior to acquisition by HLL)

Other income and expenses were $63,086 and nil respectively.  Other income represents tip from Company owned restaurant ($1,451) and the consultancy services income for August 2009 to January 2010 ($61,635) from Joystick Limited to operate a Portugal café bistro.

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

HLL and its subsidiary, Legend Sun, for the period from April 1, 2010 to February 9, 2011 (prior to acquisition by Studio II)

Net loss amounting to $1,204 represents the result of operating income of company owned restaurant ($101) ,net other income of tips and franchise management fee expenses of company owned restaurant and the associated income tax expenses.

HLL and its subsidiary, Legend Sun, for the period from February 24, 2010 (Date HLL acquired Legend Sun) to March 31, 2010 (after HLL acquired Legend Sun and up to the immediate fiscal year end)

Net income amounting to $16,148 represents the result of operating loss of company owned restaurant ($33,428), tip and consultancy services income from Joystick Limited ($51,997) and the associated income tax expenses.

Legend Sun for the period from March 30, 2009 (Date of Inception) to February 23, 2010 (prior to acquisition by HLL)

Net income amounting to $22 represents the operating loss of company owned restaurant ($63,064) covered by tip and consultancy services income from Joystick Limited ($63,086)

LIQUIDITY AND CAPITAL RESOURCES

A shareholder of the Company, Cheung Ming, has paid expenses on behalf of the Company in exchange for a promissory note, non-interest bearing and without fixed repayment term.  Amounts payable to the aforesaid shareholder at March 31, 2011 and 2010 were $131,688 and $94,669, respectively.

HLL entered into a Shareholder Loan Agreement with Mr. Gu Yao, the sole shareholder, on December 11, 2009 mainly for the acquisition of the operating subsidiary, Legend Sun in February 2010 for a term of 2 years from the date of the agreement.  It was unsecured, non-interest bearing and repayable upon expiration of the term.  Aggregate outstanding amount of advance shall not at any time exceed the commitment limit of HK$2,000,000 (approximately US$256,410).  The amount advanced by shareholder up to March 31, 2011 was $184,226.  Pursuant to the Supplementary Agreement to the Agreement for Share Exchange that following the completion of the share exchange to acquire 100% of HLL’s common stock by issue 2,291,100 shares of the Company’s common stock to Mr. Gu as consideration (i) to acquire all of the issued and outstanding shares of HLL owned by Gu Yao valued at $34,450, and (ii) to pay off the outstanding shareholder loan owed to Gu Yao by HLL.  Accordingly, after completion of the transaction described above, the outstanding shareholder loan in the amount of $184,226 was owed by HLL to its sole shareholder, Studio II.  The external source of liquidity attributed to increasing operating income, improved gross margin contribution and stable operating expenses.  No material unused sources of liquid assets.

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

Franchise annual fee for the Company-owned restaurant owed to Sizegenic was discounted at 50% ($5,136) in the first year.  Full amount of franchise annual fee for the second year and throughout the term of the agreement will be owed to Sizegenic when due and require additional cash outflow in the fiscal year ended March 31, 2011 and 2012.

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

(c)

Hippo Lace Limited as of March 31, 2010 and for the period from February 24, 2010 to March 31, 2010

(d)

Legend Sun Limited  as of February 23, 2010 and for the period from March 30 ,2009 (date of inception) to February 23, 2010

STUDIO II BRANDS, INC. AND SUBSIDIARIES
AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED MARCH 31, 2011

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page
Report of Independent Registered Public Accounting Firm	F1

Consolidated Balance Sheets as of March 31, 2011 and March 31, 2010	F2

Consolidated Statements of Operations
for the period from February 10, 2011 to March 31, 2011 and for the year ended March 31, 2010	F3

Consolidated Statement of Stockholder’s Equity
for the period from May 6, 1996 (Inception) to March 31, 2011	F4

Consolidated Statements of Cash Flows
for the period from February 10, 2011 to March 31, 2011 and for the Twelve-Months Ended March 31, 2010	F5

Notes to the Consolidated Financial Statements	F6-F23

UHY VOCATION HK CPA LIMITED

Chartered Accountants

Certified Public Accountants

3/F, Malaysia Building, 50 Gloucester Road, Wanchai,

HONG KONG,

Tel (852) 2332 0661(23 lines)

Fax (852) 2332 0304, 2388 2086

E-mail :cpa@uhy-hk.com

Website www.uhy-hk.com

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

STUDIO II BRANDS, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Studio II Brands Inc. and subsidiaries (the “Company”) as of March 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the period from February 10, 2011 to March 31, 2011 and for the year ended March 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Studio II Brands mc: and subsidiaries as of March 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the period from February 10, 2011 to March 31, 2011 and for the year ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY Vocation HK CPA Limited

UHY VOCATION HK CPA LIMITED

Certified Public Accountants

Hong Kong, the People’s Republic of China,    20 APR 2012

A member of Urbach Hacker Young International Limited, an international network of independent accounting and consulting firms The UHY network is a member of the Forum of Firms

STUDIO II BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	March 31, 2010
ASSETS
CURRENTS ASSETS
Cash	$ 23,945	$ -
Due from related party	12,984	-
Accounts receivable	16,886	-
Inventories	2,058	-
Total current assets	55,873	-

Property and equipment, net	105,478	-
Security deposits	41,216	-
Goodwill	55,484	-

TOTAL ASSETS	$ 258,051	$ -

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 51,987	$ 5,470
Income tax payable	6,006	-
Due to related party	5,923	-
TOTAL CURRENT LIABILITIES	63,916	5,470
Payable to stockholder	131,688	94,669
TOTAL LIABILITIES	195,604	100,139

STOCKHOLDER'S EQUITY
Common stock, 100,000,000 shares authorized with par value $0.001;
11,899,276 shares issued and outstanding at March 31, 2011; 3,745,676 shares issued and outstanding at March 31, 2010)	11,900	3,746
Additional paid-in capital	258,871	42,486
Accumulated losses	(208,324)	(146,371)
TOTAL STOCKHOLDER'S EQUITY	62,447	(100,139)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 258,051	$ -
See accompanying notes to consolidated financial statements.

STUDIO II BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	For the period from February 10, 2011 to March 31,	Year ended March 31,
	2011	2010

REVENUE
Food and beverage income	$ 52,139	$ -
Franchise and management fee income	450	-
	$ 52,589	$ -
Cost of goods sold (exclusive of depreciation)	(12,540)	-

Gross profit	40,049	-

Operating expenses	(70,850)	(38,008)

OPERATING LOSS BEFORE INCOME TAXES	(30,801)	(38,008)

OTHER INCOME/(EXPENSES)
Other income	708	-
Other expenses	(104)	-
TOTAL OTHER INCOME, NET	604	-

LOSS BEFORE INCOME TAXES	(30,197)	(38,008)

Income tax credits	726	-

NET LOSS	$ (29,471)	$ (38,008)

Net loss per common share
Basic and fully diluted	-	$ (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	11,899,276	3,745,676
See accompanying notes to consolidated financial statements.

STUDIO II BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

	Common Stock, Par value of $0.001				Total
			Additional	Accumulated	stockholder's
	Number	Amount	Paid-in capital	losses	equity

Balance at May 6, 1996 (date of inception)	-	$ -	$ -	$ -	$ -
Common stock issued for cash	3,745,676	3,746	42,486	-	46,232
Net loss	-	-	-	(146,371)	(146,371)
Balance as of March 31, 2010	3,745,676	3,746	42,486	(146,371)	(100,139)
Common stock issued for cash	5,862,500	5,863	-	-	5,863
Net loss for the period from April 1, 2010 to February 9, 2011	-	-	-	(32,482)	(32,482)
Balance as of February 9, 2011	9,608,176	9,609	42,486	(178,853)	(126,758)
Common stock issued for acquisition of HLL	2,291,100	2,291	216,385	-	218,676
Net loss for the period from February 10, 2011 to March 31, 2011	-	-	-	(29,471)	(29,471)
Balance as of March 31, 2011	11,899,276	$ 11,900	$ 258,871	$ (208,324)	$ 62,447

See accompanying notes to consolidated financial statements.

STUDIO II BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended March 31,	Year ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (29,471)	$ (38,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,406	-
Changes in operating assets and liabilities:
Account receivable	4,907	-
Inventories	(2,058)	-
Accounts payable and accrued expenses	24,317	(1,823)
Income tax payable	(726)	-
Due to related party	(1,057)	-
NET CASH USED IN OPERATING ACTIVITIES	(682)	(39,840)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition of subsidiary	14,088	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	14,088	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder	4,676	39,840
Cash received from issuance of common stock	5,863	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,539	39,840

NET INCREASE IN CASH	23,945	-
CASH
Beginning of period	$ -	$ -
End of period	$ 23,945	$ -

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

The Company has transitioned from its development stage to operational activities as of February 10, 2011.  On February 10, 2011, the Company entered into and consummated a share exchange agreement and supplementary agreement with HLL, a BVI corporation and Mr. Gu Yao (“Gu”), the sole stockholder of HLL to acquire Gu’s 100% interests of HLL and its wholly owned subsidiary, Legend Sun Limited (“Legend Sun”) a limited liability company incorporated and domiciled in Hong Kong and its principal activity is to provide catering services in Hong Kong, and pay off the stockholder’s loan from Gu to HLL. In conjunction with the acquisition and pay off the stockholder’s loan from Gu, the Company completed the closing of the exchange transaction under the terms of the Exchange Agreement and Supplementary Agreement on February 10, 2011 by issued 2,291,100 shares of its Common Stock to Gu as consideration (i) to acquire all of the issued and outstanding shares of HLL owned by Gu Yao valued at $34,450 or approximately $0.015 per share, and (ii) to pay off the outstanding shareholder loan owed to Gu Yao by HLL.  Accordingly, after completion of the transaction described above, the outstanding shareholder loan in the amount of $184,226 was owed by HLL to the Company..

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

The period-end rates for March 31, 2011 and 2010 of Hong Kong dollar to one US dollar were HK$7.7884 and HK$7.7800 respectively; average rates for the years ended March 31, 2011 and 2010 were HK$7.7734 and HK$7.7644 respectively.

(e)

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and impairment losses. Improvements to leased assets or fixtures are amortized over their estimated useful lives or lease period, whichever is shorter. Expenditures for repairs and maintenance, which do not extend the useful life of the assets, are expensed as incurred.

Depreciation expense is recorded over the asset’s estimated useful lives or lease period, using the straight line method, at the following annual rates:-

Furniture and equipment: 10% - 20%, per annum

Computer equipment: 10%, per annum

Leasehold improvements: over the lease term

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

(g)

Accounts receivables

Accounts receivable are shown net of allowance for doubtful accounts. During the period, there were no bad debts incurred and no allowance for doubtful accounts recorded at March 31, 2011. The Company’s management has established an allowance for doubtful accounts sufficient to cover probable and reasonably estimable losses. The allowance for doubtful accounts considers a number of factors, including collection experience, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable portfolios, industry norms, regulatory decisions and other factors.  Management reviews the composition of accounts receivable and analyzes any historical bad debts, customer concentrations, and customer credit worthiness.  Management’s policy is to record reserve primarily on a specific identification basis.  Accounts are written off after use of a collection agency is deemed to be no longer useful.  The accounts receivable balance at March 31, 2011 mainly represents the first year subfranchise annual fee and the management fee on profit after tax from Sino Wish, the subfranchisee located in Hong Kong.

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

(l)

Accounts payable and accrued expenses consist of the following:

	As of	As of
	March 31, 2011	March 31, 2010
Accounts payable	$ 8,516	$ -
Accrued expenses
Legal and professional fees	32,361	5,470
Payroll and other operating expenses	11,110	-
	$ 51,987	$ 5,470

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

The carrying values of cash, accounts receivables, accounts payable and accrued expenses, short-term borrowings from and lending to related party, and payable to stockholder approximate fair values due to their short maturities.

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

Income Taxes (…/Cont’d)

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

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 10, 2011 TO MARCH 31, 2011

NOTE 3 BUSINESS ACQUISITION (…\Cont’d)

In conjunction with the acquisition, the Company issued 2,291,100 shares of its common stock to Gu as consideration (i) to acquire all of the issued and outstanding shares of HLL owned by Gu Yao valued at $34,450 or approximately $0.015 per share, and (ii) to pay off the outstanding shareholder loan owed to Gu Yao by HLL.  Accordingly, after completion of the transaction described above, the outstanding shareholder loan in the amount of $184,226 was owed by HLL to the Company..  As a result of the issuance of common stock under the Exchange Agreement, the Company has a total of 11,899,276 shares of its common stock issued and outstanding, of which 9,608,176 shares, or approximately 80.75%, are owned by previously existing shareholders of the Company, with the balance of 2,291,100 shares, or approximately 19.25%, are owned by Gu.

The fair values of the assets acquired and liabilities assumed at the date of acquisition as determined in accordance with ASC 805, and the purchase price allocation at the date of acquisition, were as follows:

Consideration:
Equity instruments (2,291,100 common stock of the Company)	$ 34,450
Cash acquired	(14,088)
Consideration, net of cash acquired	$ 20,362

Allocated to:
Accounts receivable	21,792
Due from related parties	12,985
Security deposit	41,216
Property and equipment	108,883
Accounts payable and accrued expenses	(22,060)
Due to related party	(6,980)
Stockholder’s loan payable to Gu	(184,226)
Provision for taxation	(6,732)
Net tangible liabilities	$ (35,122)

Value of excess of purchase price over net liabilities
Acquired allocated to:
Goodwill	$ 55,484

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

NOTE 5 PROPERTY AND EQUIPMENT

Property and equipment of the Company consist primarily of restaurant facilities and equipment owned and operated by the Company's wholly owned subsidiaries. Property and equipment as of March 31, 2011 and 2010 are summarized as follows:

March 31, 2011		March 31, 2010
Furniture & equipment	$ 51,835	$ -
Leasehold improvement	86,001	-
Computer equipment	7,066	-
	-	-
Total	144,902	-
Accumulated depreciation and amortization	(39,424)	-
Balance as at period ended	$ 105,478	$ -

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

NOTE 9 FRANCHISE ARRANGEMENTS

Franchise arrangements are pursuant to franchise agreements entered by the Company as the franchisee and Sizegenic Holdings Limited (“Sizegenic”) as the franchisor.  The Agreements require payment of franchise fees on anniversary basis and continuing monthly management fee base upon a percent of franchisees’ net income after tax to Sizegenic throughout the term of franchise.  Under this arrangement, two franchise agreements were entered in February and March 2010 respectively in which the Company is granted the right to operate a café bistro using the brand name “Caffe Kenon” for a term of 3 years and sublicense right to two subfranchisees in Hong Kong and Beijing respectively to use brand name “caffe Kenon” to operate a café bistro for a term of 3 years commencing from April 1, 2010.  Franchise fee expenses on the use of the license of the brand name and trademark “Caffe Kenon” is recorded upon the granting of the non-exclusive rights by Sizegenic as the fee is non-refundable to and non-cancellable by the Company.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 10, 2011 TO MARCH 31, 2011

NOTE 9 FRANCHISE ARRANGEMENTS (…\Cont’d)

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

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 10, 2011 TO MARCH 31, 2011

NOTE 9 FRANCHISE ARRANGEMENTS (…\Cont’d)

Future minimum franchise fee payments due to the Company under existing franchise and subfranchise arrangements are:

Year ended March 31,
2012	$ 16,472	$ -
2013	10,272	-
Total	$ 26,744	$ -

Franchise fees owed to Sizegenic consist of franchise and subfranchise annual fee and monthly franchise management fee applicable to profit after tax of Company-owned restaurant.  The subfranchise annual fee expense in total of $10,272 for Hong Kong and Beijing owed to Sizegenic partially offset the annual fee in total of $22,152 owed by subfranchisee in HK and Beijing

The first year franchise annual fee owed to Sizegenic for the Company-owned restaurant at $5,136 as of March 31, 2010 was after a special 50% discount and full amount of $10,272 is due per annum beginning in the second year and throughout the term of the agreement.

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

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 10, 2011 TO MARCH 31, 2011

NOTE 10 SEGMENT INFORMATION (…\Cont’d)

A)

Business segment reporting – by services

	Franchise	Subfranchise	Total

Revenue	$ 52,139	$ 450	$ 52,589

Depreciation and amortization	(3,406)	-	(3,406)

Cost of revenues and operating expenses
excluding depreciation and amortization	(77,412)	(2,572)	(79,984)

Operating income/(loss)	(28,679)	(2,122)	(30,801)

Other income	708	-	708

Other expenses	(104)	-	(104)

Total other income, net	604	-	604

Income tax (credit)/expenses	(2,369)	1,643	(726)

Net income after tax	$ (25,706)	$ (3,765)	$ (29,471)

Total assets, excluding goodwill	202,567	-	202,567

Goodwill	55,484	-	55,484

Capital expenditure	-	-	-

B)

Business segment reporting – by geography

As its secondary segments, the Company reports two geographical areas, which are the main market areas: Hong Kong and Beijing.  There is no any single foreign country market accounting for more than 10% of total revenues for the period from February 10, 2011 to March 31, 2011.

	Hong Kong	Beijing	Total
Geographic segment revenue	$ 52,589	-	$ 52,589

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

A reconciliation of the expected income tax expense (based on HK income tax rate) to the actual income tax expense is as follows:

	From February 10, 2011 to March 31, 2011	Year ended, March 31, 2010
Income before tax	$ (30,197)	$ (38,008)
HK income tax rate	16.5%	16.5%
Expected income tax expenses calculated at
HK income tax rate	(4,983)	(6,271)
Deferred tax asset not recognized	13,636	6,271
Temporary difference	(7,927)	-
Actual income tax credit	$ 726	$ -

The Company's income tax provision in respect of operations in Hong Kong is calculated at the applicable tax rates on the estimated assessable profits for the year based on existing legislation, interpretations and practices in respect thereof. The standard tax rate applicable to the Company was 16.5%. The temporary difference of 7,927 for the period from February 10, 2011 to March 31, 2011 represents the difference between depreciation expenses and depreciation tax allowance for the plant and machinery.  No deferred tax liability has been provided as the amount involved is immaterial.

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

NOTE 12 OPERATING LEASE COMMITMENTS (…/Cont’d)

A of March 31, 2011, the total future minimum lease payments under non-cancellable operating lease in respect of leased premises are payable as follows:-

Year ended March 31,
2012	$ 92,602
2013	15,433
Total	$ 108,035

NOTE 13 RELATED PARTY TRANSACTIONS

Balance with related party

	March 31, 2011	March 31, 2010
(a) Payable to stockholder
- Cheung Ming, stockholder	$ 131,688	$ 94,669

Amount received from stockholder for the period from February 10, 2011 to March 31, 2011 and year ended March 31, 2010	$ 37,019	$ 38,008

Due from related party:
(b) Beijing Kenon Bistro Catering Limited (“BJ Kenon”) (Common stockholder, Gu Yao)	$ 12,984	$ -

Amount charged to BJ Kenon for the period from February 10, 2011 to March 31, 2011 and year ended March 31, 2010	$ 11,880	$ -

Due from related party:
(c) Sizegenic Holdings Limited (“Sizegenic”) (Common stockholder, Cheung Ming)	$ 5,923	$ -

Amount charged by Sizegenic for the period from February 10, 2011 to March 31, 2011 and year ended March 31, 2012	$ 1,718	$ -

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 10, 2011 TO MARCH 31, 2011

NOTE 13 RELATED PARTY TRANSACTIONS (…/Cont’d)

Frascona, Joiner, Goodman and Greenstein, P.C (“FJGG”) (Common officer, director and shareholder, Gary Joiner)	$ -	$ -

Amount charged by FJGG for the period from February 10, 2011 to March 31, 2011 and year ended March 31, 2010	$ -	$ -

 (a) The payables to stockholder mainly represent payment by Cheung Ming on behalf of the Company for primarily the legal and professional expenses.  This advance is unsecured, non-interest bearing and without fixed repayment term.

The Company had amount charged to and by  related parties.

(b) The amount charged to BJ Kenon mainly represents the first year franchise annual fee income pursuant to the franchise agreement for a term of 3 years entered on April 1, 2010.

(c) The amount charged by Sizegenic mainly represents franchise fee expenses pursuant to the related franchise agreements in place.

NOTE 14 CERTAIN RISK AND CONCENTRATION

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

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 10, 2011 TO MARCH 31, 2011

NOTE 15 SUBSEQUENT EVENT

We evaluated subsequent events through the issuance date of our financial statements.  As reported in a Current Report on Form 8-K dated May 16, 2011, and filed with the Securities and Exchange Commission on June 3, 2011, Mr. Cheung Ming resigned from his positions as President, Chief Executive Officer, Director and Chairman of the Board of Directors of the Company, and as Director of the Company’s subsidiary, HLL, on May 16, 2011.  On May 16, 2011, the Board of Directors appointed Mr. Cheung Sing as President, Chief Executive Officer and as Chairman of the Board of Directors of the Company, and as Director of the Company’s subsidiary, HLL.

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

HIPPO LACE LIMITED

FOR THE PERIOD FROM
APRIL 1, 2010 TO FEBRUARY 9, 2011

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	FF1
Consolidated Balance Sheets as of February 9,2011 and March 31, 2010	FF2

Consolidated Statements of Income and
Comprehensive Income for the Period from February 24, 2010 to March 31, 2010 and from April 1, 2010 to February 9, 2011	FF3

Consolidated Statement of Stockholder’s Equity
for the Period from February 24, 2010 to March 31, 2010 and from April 1, 2010 to February 9, 2011	FF4

Consolidated Statements of Cash Flows
for the Period from February 24, 2010 to March 31, 2010 and from April 1, 2010 to February 9, 2011	FF5-FF6

Notes to the Consolidated Financial Statements	FF7–F24

UHY VOCATION HK CPA LIMITED

Chartered Accountants

Certified Public Accountants

3/F, Malaysia Building, 50 Gloucester Road, Wanchai,

HONG KONG,

Tel (852) 2332 0661(23 lines)

Fax (852) 2332 0304, 2388 2086

E-mail :cpa@uhy-hk.com

Website www.uhy-hk.com

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

HIPPO LACE LIMITED

We have audited the accompanying consolidated balance sheets of Hippo Lace Limited and subsidiary (the “Company”) as of February 9, 2011 and March 31, 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the periods from April 1, 2010 to February 9, 2011 and from February 24, 2010 to March 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hippo Lace Limited and subsidiary as of February 9, 2011 and March 31, 2010, and the consolidated results of its operations and its cash flows for the periods from April 1, 2010 to February 9, 2011 and from February 24, 2010 to March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY Vocation HK CPA Limited

UHY VOCATION HK CPA LIMITED

Certified Public Accountants

Hong Kong, the People’s Republic of China,    20 APR 2012

A member of Urbach Hacker Young International Limited, an international network of independent accounting and consulting firms The UHY network is a member of the Forum of Firms

FF1

HIPPO LACE LIMITED
CONSOLIDATED BALANCE SHEETS
	February 9, 2011	March 31, 2010
ASSETS
CURRENTS ASSETS
Cash	$ 14,088	$ 15,322
Due from related party	12,985	30,817
Accounts receivable	10,273	-
Other receivable	5,851	5,734
Prepaid expenses	5,668	-
Inventories	-	2,604
Total current assets	48,865	54,477

Property and equipment, net	108,883	124,789
Security deposits	41,216	41,077
Goodwill	118,758	118,758

TOTAL ASSETS	$ 317,722	$ 339,101

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 22,059	$ 32,673
Income tax payable	6,732	2,421
Due to related party	6,980	8,812
Stockholder's loan	184,226	-
TOTAL CURRENT LIABILITIES	219,997	43,906

Stockholder's loan	-	196,266

TOTAL LIABILITIES	219,997	240,172

STOCKHOLDER'S EQUITY
Common stock, 50,000 shares authorized without a par value;
1 share issued and outstanding	1	1
Additional paid-in capital	86,198	86,198
Retained earnings	11,526	12,730
TOTAL STOCKHOLDER'S EQUITY	97,725	98,929

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 317,722	$ 339,101

See accompanying notes to consolidated financial statements.

FF2

HIPPO LACE LIMITED
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

	For the period from April 1, 2010 to February 9,	For the period from February 24, 2010 to March 31,
	2011	2010
REVENUE
Food and beverage income	$ 289,426	$ 23,695
Franchise and management fee income	22,266	-
	311,692	23,695
Cost of goods sold (exclusive of depreciation)	(95,732)	(9,008)

Gross profit	215,960	14,687

Operating expenses	(215,859)	(48,115)

OPERATING INCOME/(LOSS) BEFORE INCOME TAXES	101	(33,428)

OTHER INCOME/(EXPENSES)
Other income	4,069	51,997
Other expenses	(1,064)
TOTAL OTHER INCOME, NET	3,005	51,997

INCOME BEFORE INCOME TAXES	3,106	18,569

INCOME TAXES EXPENSES	(4,310)	(2,421)

NET (LOSS)/INCOME	$ (1,204)	$ 16,148

Earnings per common share
Basic and fully diluted	$ (1,204)	$ 16,148

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1	1
See accompanying notes to consolidated financial statements.

FF3

HIPPO LACE LIMITED
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE PERIOD FROM DECEMBER 11, 2009 (INCEPTION) TO MARCH 31, 2010
AND FOR THE PERIOD FROM APRIL 1, 2010 TO FEBRUARY 9, 2011,

	Common Stock		Additional		Total
			paid-in	Retained	stockholder's
	Number	Amount	capital	earnings	equity

Balance at December 11, 2009 (date of inception)
	-	$ -	-	$ -	$ -
Common stock issued for cash	1	1		-	1
Acquisition of Legend Sun	-	-	86,198	-	86,198
Net income for the period	-	-	-	12,730	12,730
Balance as of March 31, 2010	1	$ 1	$ 86,198	$ 12,730	$ 98,929
Net loss for the period	-	-	-	(1,204)	(1,204)
Balance as of February 9, 2011	1	$ 1	$ 86,198	$ 11,526	$ 97,725
See accompanying notes to consolidated financial statements.

FF4

HIPPO LACE LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the period from April 1, 2010 to February 9,	For the period from February 24, 2010 to March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/income	$ (1,204)	$ 16,148
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	20,785	45
Changes in operating assets and liabilities:
Due from related party	17,832	(20,545)
Account receivable	(10,273)	-
Other receivable	(117)	(5,417)
Inventories	2,604	2,597
Prepaid expenses	(5,668)	9,218
Security deposits	(139)	-
Accounts payable and accrual expenses	(10,614)	15,405
Income tax payable	4,311	2,421
Due to related party	(1,832)	(22,005)
Shareholder’s loan	184,226	-
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	199,911	(2,133)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of subsidiary, net of cash acquired	-	(177,565)
Purchase of property and equipment	(4,879)	-
NET CASH USED IN INVESTING ACTIVITIES	(4,879)	(177,565)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment of)/Proceed from stockholder's loan	(196,266)	195,020
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(196,266)	195,020

NET (DECREASE)/INCREASE IN CASH	(1,234)	15,322

FF5

CASH
Beginning of period	15,322	-

End of period	$ 14,088	$ 15,322

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Cash paid for acquisition of subsidiary, net of cash acquired:

Consideration paid:
Cash paid, net of cash acquired		$ 177,565

Allocated to:
Inventory		$ 5,201
Due from related party		10,272
Other receivable and prepaid expenses		9,651
Security deposit		40,960
Property and equipment		124,834
Accounts payable		(7,561)
Accrued expenses		(7,535)
Due to related party		(30,817)
Stockholder’s loan payable to Sizegenic		(86,198)
		$ 58,807
Value of excess of purchase price over net assets
Acquired allocated to:
Goodwill		$ 118,758

See accompanying notes to consolidated financial statements.

FF6

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

In February 2010, the Company entered into and consummated an agreement with Sizegenic Holdings Limited, a BVI corporation, to acquire 100% interests of its wholly owned subsidiary, Legend Sun Limited (“Legend Sun”). The consideration of $182,982, pursuant to the supplementary agreement, , was paid in full on February 17, 2010 (i) to acquire all of the issued and outstanding shares of Legend Sun owned by Sizegenic, and (ii) to pay off the outstanding shareholder loan owed to Sizegenic by Legend Sun, and the share transfer was completed on February 24, 2010. Legend Sun is a limited liability company incorporated and domiciled in Hong Kong and its principal activity is to provide catering services in Hong Kong.

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

FF7

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

The period-end rates for February 9, 2011 of Hong Kong dollar to one US dollar was HK$7.7800 respectively; average rates for the period from April 1, 2010 to February 9, 2011 was HK$7.7644 respectively.

(e)

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and impairment losses. Improvements to leased assets or fixtures are amortized over their estimated useful lives or lease period, whichever is shorter. Expenditures for repairs and maintenance, which do not extend the useful life of the assets, are expensed as incurred.

Depreciation expense is recorded over the asset’s estimated useful lives or lease period, using the straight line method, at the following annual rates:-

Furniture and equipment: 10% - 20%, per annum

Computer equipment: 10%, per annum

Leasehold improvement: over the lease term

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

FF8

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM APRIL 1, 2010 TO FEBRUARY 9, 2011

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(g)

Accounts receivables

Accounts receivable are shown net of allowance for doubtful accounts. During the period, there were no bad debts incurred and no allowance for doubtful accounts recorded at February 9, 2011. The Company’s management has established an allowance for doubtful accounts sufficient to cover probable and reasonably estimable losses. The allowance for doubtful accounts considers a number of factors, including collection experience, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable portfolios, industry norms, regulatory decisions and other factors. Management reviews the composition of accounts receivable and analyzes any historical bad debts, customer concentrations, and customer credit worthiness.  Management’s policy is to record reserve primarily on a specific identification basis.  Accounts are written off after use of a collection agency is deemed to be no longer useful.  The accounts receivable balance at February 9, 2011 represents the first year subfranchise annual fee from Sino Wish, the subfranchisee located in Hong Kong commenced in April 2010.

(h)

Other receivable

Other receivables mainly represent the coffee machine purchased on behalf of Sino Wish.

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

FF9

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

FF10

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM APRIL 1, 2010 TO FEBRUARY 9, 2011

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(m)

Fair value measurements (…/Cont’d)

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

The carrying values of cash, accounts and other receivables, accounts payable and accrued expenses, short-term borrowings from and lending to related party, and stockholder’s loan approximate fair values due to their short maturities.

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

FF11

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

1st annual subfranchise fee (HK$80,000) from Sino Wish Limited	$ 10,272
1st annual subfranchise fee (RMB80,000) from Beijing Kenon Catering Ltd.	11,880
10% subfranchise management fee from Sino Wish Limited	114
$ 22,266

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

FF12

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM APRIL 1, 2010 TO FEBRUARY 9, 2011

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(r)

Segment information

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s operating segments. Management, including the chief operating decision maker, reviews operating results solely by monthly revenue and operating results of Legend Sun, the operating subsidiary in Hong Kong. As such, management has determined that Company’s franchise operations in Hong Kong and Beijing are two operating segments and geographic information has been presented..

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

FF13

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

NOTE 3 BUSINESS ACQUISITION

In February 2010, the Company entered into a sale and purchase agreement with Sizegenic Holdings Limited, a BVI corporation, to acquire its wholly owned subsidiary, (“Legend Sun”). Pursuant to the sale and purchase agreement, the Company agreed to pay total consideration of $182,982 (approximate HK$1,425,024) in exchange for 100% ownership of Legend Sun. Legend Sun is a Hong Kong company and it principally engages in provision of catering services in Hong Kong.  Pursuant to a Supplementary Agreement to the sale and purchase agreement, the consideration of 182,982 was (i) to acquire all of the issued and outstanding shares of Legend Sun owned by Sizegenic, and (ii) to pay off the outstanding shareholder loan owed to Sizegenic by Legend Sun.  Cheung Ming is the sole shareholder of Sizegenic.    There was no relationship between Gu Yao and Sizegenic or Cheung Ming prior to the sale of Legend Sun. The fair values of the assets acquired and liabilities assumed at the date of acquisition as determined in accordance with ASC 805, and the purchase price allocation at the date of acquisition, were as follows:

FF14

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM APRIL 1, 2010 TO FEBRUARY 9, 2011

NOTE 3 BUSINESS ACQUISITION (…\Cont’d)

Consideration paid:
Cash paid	$ 182,982
Cash acquired	(5,417)
Cash paid, net of cash acquired	177,565

Allocated to:
Inventory	$ 5,201
Due from related party	10,272
Other receivable and prepaid expenses	9,651
Security deposit	40,960
Property and equipment	124,834
Accounts payable	(7,561)
Accrued expenses	(7,535)
Due to related party	(30,817)
Stockholder’s loan payable to Sizegenic	(86,198)
Net tangible assets	$ 58,807

Value of excess of purchase price over net assets
Acquired allocated to:
Goodwill	$ 118,758

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

FF15

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM APRIL 1, 2010 TO FEBRUARY 9, 2011

NOTE 5 PROPERTY AND EQUIPMENT (…\Cont’d)

February 9, 2011		March 31, 2010
Furniture & equipment	$ 51,835	$ 46,956
Leasehold improvement	86,001	86,001
Computer equipment	7,066	7,066

Total	144,902	140,023
Accumulated depreciation and amortization	(36,019)	(15,234)
Balance as at period ended	$ 108,883	$ 124,789

Depreciation and amortization expense for the period from April 1, 2010 to February 9, 2011 and for the period from February 24, 2010 to March 31, 2010 were $20,785 and $45 respectively.

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

NOTE 8 OPERATING EXPENSES

Operating expenses consist of the following for the period from April 1, 2010 to February 9, 2011 and for the period from February 24, 2010 to March 31, 2010:

FF16

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM APRIL 1, 2010 TO FEBRUARY 9, 2011

NOTE 8 OPERATING EXPENSES (…\Cont’d)

	Period from April 1, 2010 to February 9, 2011	Period from February 24, 2010 to March 31, 2010
Staff costs	$ 65,787	$ 11,059
Property rent, rate and management fee	74,363	9,409
Electricity and utilities	17,481	1,879
Depreciation	20,784	45
Professional and audit fee	9,604	16,153
Others	27,839	9,570
Total	$ 215,859	$ 48,115

NOTE 9 FRANCHISE ARRANGEMENTS

Franchise arrangements are pursuant to franchise agreements entered by the Company as the franchisee and Sizegenic Holdings Limited (“Sizegenic”) as the franchisor.  The Agreements require payment of franchise fees on anniversary basis and continuing monthly management fee base upon a percent of franchisees’ net income after tax to Sizegenic throughout the term of franchise.  Under this arrangement, two franchise agreements were entered in February and March 2010 respectively in which the Company is granted the right to operate a café bistro using the brand name “Caffe Kenon” for a term of 3 years and sublicense right to two subfranchisees in Hong Kong and Beijing respectively to use brand name “caffe Kenon” to operate a café bistro for a term of 3 years commencing from April 1, 2010.  Franchise fee expenses on the use of the license of the brand name and trademark “Caffe Kenon” is recorded upon the granting of the non-exclusive rights by Sizegenic as the fee is non-refundable to and non-cancellable by the Company.  Franchise fee income on the sublicensing of the brand name and trademark “Caffe Kenon” is recognized upon the granting of the non-exclusive rights  to the franchisee as the fee is non-refundable to and non-cancellable by the franchisee and the Company has no further obligations since they are all assumed  by franchisee throughout the term.  The franchisee and the subfranchisees pay related occupancy costs including rent, property management fee and government rent and rates, insurance and maintenance for their owned restaurant.  Franchisor has no obligation to any legal consequences arose from what the franchisee and subfranchisees assumed.

FF17

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

Franchise and management fee expenses due to Sizegenic are as follows:

	As of February 9, 2011	As of March 31, 2010

Annual fee expenses for Company and subfranchisee-owned restaurant	$ -	$ 5,136
Management fee expense	-	-
	$ -	$ 5,136

Future minimum franchise fee payments due from the Company under existing franchise and subfranchise arrangements are:

Year Ended March 31,

2011	$ 20,544
2012	20,544
2013	5,136
Total	$ 46,224

Future minimum franchise fee payments due to the Company under existing subfranchise arrangements are:

Year Ended March 31,

2011	$ 22,152
2012	16,472
2013	10,272
Total	$ 48,896

FF18

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM APRIL 1, 2010 TO FEBRUARY 9, 2011

NOTE 9 FRANCHISE ARRANGEMENTS (…/Cont’d)

Franchise fees owed to Sizegenic consist of franchise and subfranchise annual fee and monthly franchise management fee applicable to profit after tax of Company-owned restaurant.  The subfranchise annual fee expense in total of $10,272 for Hong Kong and Beijing owed to Sizegenic partially offset the annual fee income in total of $22,152 owed by subfranchisee in HK and Beijing.

The first year franchise annual fee owed to Sizegenic for the Company-owned restaurant at $5,136 as of Mar 31, 2010 was after a special 50% discount and full amount of $10,272 is due per annum beginning in the second year and throughout the term of the agreement.

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

FF19

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM APRIL 1, 2010 TO FEBRUARY 9, 2011

NOTE 10 SEGMENT INFORMATION (…/Cont’d)

(A)

Business segment reporting – by services

	Franchise	Subfranchise	Total

Revenue	$ 289,426	$ 22,266	$ 311,692

Depreciation and amortization	(20,785)	-	(20,785)

Cost of revenues and operating expenses
excluding depreciation and amortization	(278,972)	(11,834)	(290,806)

Operating income/(loss)	(10,331)	10,432	101
Other income	4,069	-	4,069
Other expenses	(1,064)	-	(1,064)

Total other income, net	3,005	-	3,005

Income tax	2,589	1,721	4,310

Net income after tax	($ 9,915)	$ 8,711	($ 1,204)

Total assets, excluding goodwill	176,698	22,266	198,964

Goodwill	32,560	-	32,560

Capital expenditure	4,879	-	4,879

(B)

Business segment reporting – by geography

As its secondary segments, the Company reports two geographical areas, which are the main market areas: Hong Kong and Beijing.  There is no any single foreign country market accounting for more than 10% of total revenues for the period from April 1, 2010 to February 9, 2011.

	Hong Kong	Beijing	Total
Geographic segment revenue	$ 299,812	$ 11,880	$ 311,692

FF20

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM APRIL 1, 2010 TO FEBRUARY 9, 2011

NOTE 11 INCOME TAX

The Company and its subsidiaries are subject to income tax on an entity basis on income arising in or derived from the tax jurisdictions in which they operate.

Substantially all of the Company’s income before income tax expenses is generated by its operating subsidiary, Legend Sun, in Hong Kong.

A reconciliation of the expected income tax expense (based on HK income tax rate) to the actual income tax expense is as follows:

	Period from April 1, 2010 to February 9, 2011	Period from February 24, 2010 to March 31, 2010
Income before tax	$ 3,106	$ 18,569
HK income tax rate	16.5%	16.5%
Expected income tax expenses calculated at
HK income tax rate	512	3,064
Temporary difference	3,798	(643)
Actual income tax expense	$ 4,310	$ 2,421

The Company's income tax provision in respect of operations in Hong Kong is calculated at the applicable tax rates on the estimated assessable profits for the year based on existing legislation, interpretations and practices in respect thereof. The standard tax rate applicable to the Company was 16.5%. The temporary difference of $3,798 mainly represents adjustment of overprovision of income tax due to loss result for February 2011 and posted at February month end account closing.  The tax adjustment attributed to the loss for the period from February 1 to 9, 2011 is $249 and immaterial. No deferred tax liability has been provided as the amount involved is immaterial.

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

FF21

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM APRIL 1, 2010 TO FEBRUARY 9, 2011

NOTE 12 OPERATING LEASE COMMITMENTS (…/Cont’d)

Year ended March 31,
2011	$ 10,959
2012	80,004
2013	96,664
2014	99,996
2015	16,666
Total	$ 304,289

NOTE 13 RELATED PARTY TRANSACTIONS

Balance with related party

	February 9, 2011	March 31, 2010
(a)Stockholder’s loan:
- Gu Yao, stockholder	$ 184,226	$ 196,266

Due from related party:
(b)Beijing Kenon Bistro Catering Limited (“BJ Kenon”) (Under common control of Gu Yao)	$ 12,985	$ -
(c) Due from related party:
- Joystick Limited (“Joystick”) (Under common control of Cheung Ming)	$ -	$ 30,817

Amount charge to Joystick	$ -	$ 51,362
(d) Due to related party:
- Sizegenic Holdings Limited (“Sizegenic”) (Common stockholder, Cheung Ming)	$ 6,980	$ 8,812

 (a) The stockholder’s loan mainly represents the loan advance to the Company by Gu Yao for acquisition of the wholly own subsidiary on February 24, 2010, Legend Sun.  This loan agreement was entered by the Company and Gu Yao on December 11, 2009 for a term of 2 years.  This loan is unsecured, non-interest bearing and repayable after one year on December 11, 2011.

FF22

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM APRIL 1, 2010 TO FEBRUARY 9, 2011

NOTE 13 RELATED PARTY TRANSACTIONS (…/Cont’d)

The Company had amount charged to and by related parties.

(b) The amount charged to BJ Kenon represents the first year annual franchise fee income pursuant to the franchise agreement for a term of 3 years entered on April 1, 2010.

(c) The amount due from Joystick represents the monthly fee at $10,272 for consultancy services to Joystick to operate a Portugal café bristro for January to March 2010.  It has been offset with amount due to Sizegenic as of December 2010 through agreement with Sizegenic.

The amount charged to Joystick represents the consultancy services fee for February to March 2010 and the forfeited consultancy service deposit due to termination of agreement before expiration of the term.

(d)The amount charged by Sizegenic as of March 31, 2010 and February 9, 2011 mainly represents the respective franchise annual fee after 50% discount and subfranchise annual fee for the first year pursuant to the related franchise agreements in place.

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

NOTE 15 SUBSEQUENT EVENT

We evaluated subsequent events through the issuance date of our financial statements.  On February 10, 2011, the Company and the sole shareholder Mr. Gu Yao (“Gu”) entered into Share Exchange Agreement and Supplementary Agreement with Studio II Brands, INC. (“Studio II”), a Florida corporation whereby Studio II agreed to issue 2,291,100 shares of the common stock to Mr. Gu Yao as consideration (i) to acquire all of the issued and outstanding shares of HLL owned by Gu Yao valued at $34,450, and (ii) to pay off the outstanding shareholder loan owed to Gu Yao by HLL.  Accordingly, after completion of the transaction described above, the outstanding shareholder loan in the amount of $184,226 was owed by HLL to its sole shareholder, Studio II.

FF23

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM APRIL 1, 2010 TO FEBRUARY 9, 2011

NOTE 15 SUBSEQUENT EVENT (…/Cont’d)

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

FF24

HIPPO LACE LIMITED

FOR THE PERIOD FROM
FEBRUARY 24, 2010 TO MARCH 31, 2010

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page
Report of Independent Registered Public Accounting Firm	FFF1
Consolidated Balance Sheet as of March 31, 2010	FFF2

Consolidated Statement of Income and
Comprehensive Income for the Period from February 24, 2010 to March 31, 2010	FFF3

Consolidated Statement of Stockholder’s Equity
for the Period from February 24, 2010 to March 31, 2010	FFF4

Consolidated Statement of Cash Flows
for the Period from February 24, 2010 to March 31, 2010	FFF5 - FFF6

Notes to the Consolidated Financial Statements	FFF7 – FFF20

FF25

UHY VOCATION HK CPA LIMITED

Chartered Accountants

Certified Public Accountants

3/F, Malaysia Building, 50 Gloucester Road, Wanchai,

HONG KONG,

Tel (852) 2332 0661(23 lines)

Fax (852) 2332 0304, 2388 2086

E-mail :cpa@uhy-hk.com

Website www.uhy-hk.com

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hippo Lace Limited and subsidiary as of March 31, 2010, and the consolidated results of its operations and its cash flows for the period from February 24, 2010 to March 31, 2010, in conformity with accounting principles generally accepted in the United States of America

/s/ UHY Vocation HK CPA Limited

UHY VOCATION HK CPA LIMITED

Certified Public Accountants

Hong Kong, the People’s Republic of China,    20 APR 2012

An independent member firm of UHY

FFF1

HIPPO LACE LIMITED
CONSOLIDATED BALANCE SHEET

March 31, 2010
ASSETS
CURRENTS ASSETS
Cash	$ 15,322
Due from related party	30,817
Other receivable	5,734
Inventories	2,604
Total current assets	54,477

Property and equipment, net	124,789
Security deposits	41,077
Goodwill	118,758

TOTAL ASSETS	$ 339,101

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 32,673
Income tax payable	2,421
Due to related party	8,812
TOTAL CURRENT LIABILITIES	43,906

Stockholder's loan	196,266

TOTAL LIABILITIES	240,172

STOCKHOLDER'S EQUITY
Common stock ,50,000 shares authorized without a par value;
1 share issued and outstanding	1
Additional paid-in capital	86,198
Retained earnings	12,730
TOTAL STOCKHOLDER'S EQUITY	98,929

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 339,101

See accompanying notes to consolidated financial statements.

FFF2

HIPPO LACE LIMITED
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the period from February 24, 2010 to March 31,
2010
REVENUE
Food and beverage income	$ 23,695
Cost of goods sold (exclusive of depreciation)	(9,008)

Gross profit	14,687
Operating expenses	(48,115)
OPERATING LOSS BEFORE INCOME TAXES	(33,428)

OTHER INCOME/(EXPENSES)
Other income	51,997
Other expenses
TOTAL OTHER INCOME, NET	51,997

INCOME BEFORE INCOME TAXES	18,569

INCOME TAXES EXPENSES	(2,421)
NET INCOME	$ 16,148

Earnings per common share
Basic and fully diluted	$ 16,148

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1
See accompanying notes to consolidated financial statements.

FFF3

HIPPO LACE LIMITED
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE PERIOD FROM FEBRUARY 24, 2010 TO MARCH 31, 2010

	Common Stock		Additional		Total
			paid-in	Retained	stockholder's
	Number	Amount	capital	earnings	equity

Balance as of February 23, 2010	1	$ 1	$ -	$ (3,418)	$ (3,417)
Additional paid-in capital	-	-	86,198	-	86,198
Net income for the period from February 24, 2010 to March 31, 2010	-	-	-	16,148	16,148
Balance as of March 31, 2010	1	$ 1	$ 86,198	$ 12,730	$ 98,929

See accompanying notes to consolidated financial statements.

FFF4

HIPPO LACE LIMITED
CONSOLIDATED STATEMENT OF CASH FLOWS
For the period from February 24, 2010 to March 31,
2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 16,148
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	45
Changes in operating assets and liabilities:
Due from related party	(20,545)
Other receivable	(5,417)
Inventories	2,597
Prepaid expenses	9,218
Accounts payable and accrual expenses	15,405

Income tax payable	2,421
Due to related party	(22,005)
NET CASH USED IN OPERATING ACTIVITIES	(2,133)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of subsidiary, net of cash acquired	(177,565)
NET CASH USED IN INVESTING ACTIVITIES	(177,565)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from stockholder's loan	195,020
NET CASH PROVIDED BY FINANCING ACTIVITIES	195,020

NET INCREASE IN CASH	15,322
CASH
Beginning of period	-

End of period	$ 15,322

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -

FFF5

Cash paid for income taxes	$ -

Cash paid for acquisition of subsidiary, net of cash acquired:

Consideration paid:
Cash paid, net of cash acquired	$ 177,565

Allocated to:
Inventory	$ 5,201
Due from related party	10,272
Other receivable and prepaid expenses	9,651
Security deposit	40,960
Property and equipment	124,834
Accounts payable	(7,561)
Accrued expenses	(7,535)
Due to related party	(30,817)
Stockholder’s loan payable to Sizegenic	(86,198)
Net tangible assets	$ 58,807
Value of excess of purchase price over net assets
acquired allocated to:
Goodwill	$ 118,758

See accompanying notes to consolidated financial statements

FFF6

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

In February 2010, the Company entered into and consummated an agreement with Sizegenic Holdings Limited, a BVI corporation, to acquire 100% interests of its wholly owned subsidiary, Legend Sun Limited (“Legend Sun”). The consideration of $182,982 was paid in full on February 17, 2010 to (i) acquire all of the issued and outstanding shares of Legend Sun owned by Sizegenic, and (ii) to pay off the outstanding shareholder loan owed to Sizegenic by Legend Sun, and the share transfer was completed on February 24, 2010. Legend Sun is a limited liability company incorporated and domiciled in Hong Kong and its principal activity is to provide catering services in Hong Kong.

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

FFF7

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 24, 2010 TO MARCH 31, 2010

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(d)

Foreign currency translation

Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the period. The related transaction adjustments are reflected in “Accumulated other comprehensive income / (loss)’’ in the equity section of our consolidated balance sheet. The period-end rates for March 31, 2010 of Hong Kong dollar to one US dollar was HK$7.7800 respectively; average rates for the period from February 24, 2010 to March 31, 2010 was HK$7.7644 respectively.

(e)

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and impairment losses. Improvements to leased assets or fixtures are amortized over their estimated useful lives or lease period, whichever is shorter. Expenditures for repairs and maintenance, which do not extend the useful life of the assets, are expensed as incurred.

Depreciation expense is recorded over the asset’s estimated useful lives or lease period, using the straight line method, at the following annual rates:-

Furniture and equipment: 10% - 20%, per annum

Computer equipment: 10%, per annum

Leasehold improvement: over the lease term

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

FFF8

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 24, 2010 TO MARCH 31, 2010

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(g)

Accounts receivables

Accounts receivable are shown net of allowance for doubtful accounts. During the period, there were no bad debts incurred and no allowance for doubtful accounts recorded at March 31, 2010. The Company’s management has established an allowance for doubtful accounts sufficient to cover probable and reasonably estimable losses. The allowance for doubtful accounts considers a number of factors, including collection experience, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable portfolios, industry norms, regulatory decisions and other factors. Management reviews the composition of accounts receivable and analyzes any historical bad debts, customer concentrations, and customer credit worthiness.  Management’s policy is to record reserve primarily on a specific identification basis.  Accounts are written off after use of a collection agency is deemed to be no longer useful.  The accounts receivable balance as of March 31, 2010 is nil.

(h)

Other receivable

Other receivables mainly consist of coffee products paid on behalf of Sino Wish.

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

FFF9

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

FFF10

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 24, 2010 TO MARCH 31, 2010

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(m)

Fair value measurements (…/Cont’d)

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

The carrying values of cash, accounts and other receivables, accounts payable and accrued expenses, short-term borrowings from and lending to related party, and stockholder’s loan approximate fair values due to their short maturities.

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

FFF11

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

FFF12

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

FFF13

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 24, 2010 TO MARCH 31, 2010

NOTE 3 BUSINESS ACQUISITION

In February 2010, the Company entered into a sale and purchase agreement with Sizegenic Holdings Limited, a BVI corporation, to acquire its wholly owned subsidiary, (“Legend Sun”). Pursuant to the sale and purchase agreement, the Company agreed to pay total consideration of $182,982 (approximate HK$1,425,024) in exchange for 100% ownership of Legend Sun. Legend Sun is a Hong Kong company and it principally engages in provision of catering services in Hong Kong. Pursuant to a Supplementary Agreement to the sale and purchase agreement, the consideration of 182,982 was (i) to acquire all of the issued and outstanding shares of Legend Sun owned by Sizegenic, and (ii) to pay off the outstanding shareholder loan owed to Sizegenic by Legend Sun.  Cheung Ming is the sole shareholder of Sizegenic.  There was no relationship between Gu Yao and Sizegenic or Cheung Ming prior to the sale of Legend Sun. The fair values of the assets acquired and liabilities assumed at the date of acquisition as determined in accordance with ASC 805, and the purchase price allocation at the date of acquisition, were as follows:

Consideration paid:
Cash paid	$ 182,982
Cash acquired	(5,417)
Cash paid, net of cash acquired	177,565

Allocated to:
Inventory	$ 5,201
Due from related party	10,272
Other receivable and prepaid expenses	9,651
Security deposit	40,960
Property and equipment	124,834
Accounts payable	(7,561)
Accrued expenses	(7,535)
Due to related party	(30,817)
Stockholder’s loan payable to Sizegenic	(86,198)
Net tangible assets	$ 58,807

Value of excess of purchase price over net assets
Acquired allocated to:
Goodwill	$ 118,758

FFF14

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

FFF15

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 24, 2010 TO MARCH 31, 2010

NOTE 7 COST OF GOODS SOLD

Cost of goods sold consists of finished goods include food and beverage materials and products for catering services sold by company-owned restaurant and exclusive of depreciation expenses shown separately under Note 8 Operating Expenses.

NOTE 8 OPERATING EXPENSES

Operating expenses consist of the period from February 24, 2010 to March 31, 2010

Staff costs	$ 11,059
Property rent, rate and management fee	9,409
Electricity and utilities	1,879
Depreciation	45
Professional and audit fee	16,153
Others	9,570
Total	$ 48,115

NOTE 9 FRANCHISE ARRANGEMENTS

Franchise arrangements are pursuant to franchise agreements entered by the Company as the franchisee and Sizegenic Holdings Limited (“Sizegenic”) as the franchisor.  The Agreements require payment of franchise fees on anniversary basis and continuing monthly management fee base upon a percent of franchisees’ net income after tax to Sizegenic throughout the term of franchise.  Under this arrangement, two franchise agreements were entered in February and March 2010 respectively in which the Company is granted the right to operate a café bistro using the brand name “Caffe Kenon” for a term of 3 years and subfranchise right to two subfranchisees in Hong Kong and Beijing respectively to use brand name “caffe Kenon” to operate a café bistro for a term of 3 years commencing from April 1, 2010.  Franchise fee expenses on the use of the license of the brand name and trademark “Caffe Kenon” is recorded upon the granting of the non-exclusive rights by Sizegenic as the fee is non-refundable to and non-cancellable by the Company.  Franchise fee income on the sublicensing of the brand name and trademark “Caffe Kenon” is recognized upon the granting of the non-exclusive rights  to the franchisee as the fee is non-refundable to and non-cancellable by the franchisee and the Company has no further obligations since they are all assumed  by franchisee throughout the term.  The franchisee and the subfranchisees pay related occupancy costs including rent, property management fee and government rent and rates, insurance and maintenance for their owned restaurant respectively.  Franchisor has no obligation to any legal consequences arose from what the franchisee and subfranchisees assumed.

FFF16

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

Franchise fees consist of annual fee and monthly management fee applicable to profit after tax of Company-owned restaurant.  Franchise fee owed to Sizegenic as of March 31, 2010 represents the first year franchise annual fee for the Company-owned restaurant at $5,136 after a special 50% discount and full amount of $10,272 is due per annum beginning in the second year and throughout the term of the agreement.

FFF17

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 24, 2010 TO MARCH 31, 2010

NOTE 10 INCOME TAX

The Company and its subsidiaries are subject to income tax on an entity basis on income arising in or derived from the tax jurisdictions in which they operate.

Substantially all of the Company’s income before income tax expenses is generated by its operating subsidiary, Legend Sun, in Hong Kong.

A reconciliation of the expected income tax expense (based on HK income tax rate) to the actual income tax expense is as follows:

Income before tax	$ 18,569
HK income tax rate	16.5%
Expected income tax expenses calculated at
HK income tax rate	3,063
Temporary difference	(642)

Actual income tax expense	$ 2,421

The Company's income tax provision in respect of operations in Hong Kong is calculated at the applicable tax rates on the estimated assessable profits for the year based on existing legislation, interpretations and practices in respect thereof. The standard tax rate applicable to the Company was 16.5%. The temporary difference of $642 for the period from February 24, 2010 to March 31, 2010 represents the difference between depreciation expenses and depreciation tax allowance for the plant and machinery.  No deferred tax liability has been provided as the amount involved is immaterial.

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

FFF18

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 24, 2010 TO MARCH 31, 2010

NOTE 12 RELATED PARTY TRANSACTIONS

Balance with related party	March 31, 2010
(a)Stockholder’s loan:
- Gu Yao, stockholder	$ 196,266
Amount received from stockholder	$ 196,266

(b) Due to related party:
- Sizegenic Holdings Limited (“Sizegenic”) (Common stockholder, Cheung Ming)	$ 8,812

Amount charged by Sizegenic	$ 8,812
(c) Due from related party:
- Joystick Limited (“Joystick”) (Under common control of Cheung Ming)	$ 30,817
Amount charged to Joystick	$ 51,362

 (a) The stockholder’s loan mainly represents the loan advance to the Company by Gu Yao for acquisition of the wholly own subsidiary on February 24, 2010, Legend Sun..  This loan agreement was entered by the Company and Gu Yao on December 11, 2009 for a term of 2 years. This loan is unsecured, non-interest bearing and repayable after one year on December 11, 2011.

The Company had amount charged to and by related parties.

(b) The amount charged by and due to Sizegenic mainly represents the 50% discounted first year franchise annual fee amounting to $5,136 pursuant to the related franchise agreements in place.

(c) The amount due from Joystick represents the monthly fee at $10,272 for consultancy services to operate a Portugal café bristro for January to March 2010.  It will be offset with amount due to Sizegenic through agreement with Sizegenic.

The amount charged to Joystick represents the consultancy services fee for February to March 2010 and the forfeited consultancy service deposit due to termination of agreement before expiration of the term.

FFF19

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

FFF20

LEGEND SUN LIMITED

FOR THE PERIOD FROM
MARCH 30, 2009 (DATE OF INCEPTION) TO FEBRUARY 23, 2010

INDEX TO FINANCIAL STATEMENTS
Page
Report of Independent Registered Public Accounting Firm	FFFF1

Balance Sheet as of February 23, 2010	FFFF2

Statement of Operations
for the period from March 30, 2009 (date of inception) to February 23, 2010	FFFF3

Statement of Stockholder’s Equity
for the period from March 30, 2009 (Date of inception) to February 23, 2010	FFFF4

Statement of Cash Flows
for the period from March 30, 2009 (date of inception) to February 23, 2010	FFFF5

Notes to the Financial Statements	FFFF6– FFFF16

FFF21

UHY VOCATION HK CPA LIMITED

Chartered Accountants

Certified Public Accountants

3/F, Malaysia Building, 50 Gloucester Road, Wanchai,

HONG KONG,

Tel (852) 2332 0661(23 lines)

Fax (852) 2332 0304, 2388 2086

E-mail :cpa@uhy-hk.com

Website www.uhy-hk.com

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

LEGEND SUN LIMITED

We have audited the accompanying balance sheet of Legend Sun Limited (the “Company”) as of February 23, 2010, and the related statement of operations, changes in stockholders’ equity, and cash flows for the period from March 30, 2009 (Inception) to February 23, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as we as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Legend Sun Limited as of February 23, 2010, and the results of its operations and its cash flows for the period from March 30, 2009 (Inception) to February 23, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY Vocation HK CPA Limited

UHY VOCATION HK CPA LIMITED

Certified Public Accountants

Hong Kong, the People’s Republic of China,    20 APR 2012

An independent member firm of UHY

FFFF1

LEGEND SUN LIMITED
BALANCE SHEET

February 23, 2010
ASSETS
CURRENTS ASSETS
Cash	$ 5,417
Due from related party	10,272
Other receivable	317
Inventories	5,201
Prepaid expenses	9,334
Total current assets	30,541

Property and equipment, net	124,834
Security deposits	40,960

TOTAL ASSETS	$ 196,335

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 15,095
Due to related party	30,817

TOTAL CURRENT LIABILITIES	45,912
Stockholder’s loan	86,198
TOTAL LIABILITIES	132,110

STOCKHOLDER'S EQUITY
Common stock, 500,000 shares authorized with par value $0.128;
500,000 shares issued and outstanding	64,203

Retained earnings	22
TOTAL STOCKHOLDER'S EQUITY	64,225

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 196,335
See accompanying notes to financial statements.

FFFF2

LEGEND SUN LIMITED
STATEMENT OF OPERATIONS
Period from March 30, 2009 (date of inception) to February 23,
2010
REVENUE	109,479
Cost of goods sold (exclusive of depreciation)	(36,478)

Gross profit	73,001

Operating expenses	(136,065)

OPERATING LOSS BEFORE INCOME TAXES	(63,064)

Other income	63,086

NET INCOME BEFORE INCOME TAXES	22

INCOME TAX EXPENSES	-
NET INCOME	$ 22

Net income per common share
Basic and fully diluted	$ -
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	83,082
See accompanying notes to financial statements.

FFFF3

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

FFFF4

LEGEND SUN LIMITED
STATEMENT OF CASH FLOWS

Period from March, 30 2009 (date of inception) to February 23, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 22
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	15,189
Changes in operating assets and liabilities:
Due from related party	(10,272)
Other receivable	(317)
Inventories	(5,201)
Prepaid expenses	(9,334)
Security deposits	(40,960)
Accounts payable and accrued expenses	15,095
Due to related party	30,817
NET CASH USED IN OPERATING ACTIVITIES	(4,961)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(140,023)
NET CASH USED IN INVESTING ACTIVITIES	(140,023)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder’s loan	86,198
Proceeds from issuance of common stock	64,203
NET CASH PROVIDED BY FINANCING ACTIVITIES	150,401
NET INCREASE IN CASH	5,417
CASH
Beginning of period	$ -

End of period	$ 5,417

See accompanying notes to financial statements.

FFFF5

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

The period-end rates for February 23, 2010 of Hong Kong dollar to one US dollar was HK$7.78; average rates for the period from March 30, 2009 (date of inception) to February 23, 2010 was HK$7.76.

FFFF6

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

Depreciation expense is recorded over the asset’s estimated useful lives or lease period, using the straight line method, at the following annual rates:-

Furniture and equipment: 10% - 20%, per annum

Computer equipment: 10%, per annum

Leasehold improvements: over the lease term

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

(f)

Other receivables

Other receivables mainly consist of credit card sales autopay in transit from bank..

(g)

Prepaid expenses

Prepaid expenses mainly consist of coffee supplies, rent, rates and management fee paid in advance.

(h)

Security deposits

Security deposits mainly consist of five months rental and management fee security deposits, electricity and water meter deposits for company owned restaurant, and was recorded by the time of payment.

FFFF7

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

FFFF8

LEGEND SUN LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 30, 2009 (INCEPTION) TO FEBRUARY 23, 2010

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(l)

Fair value measurements (…/Cont’d)

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

The carrying values of cash, other receivables, accounts payable and accrued expenses, short-term borrowings from and lending to related party, and stockholder’s loan approximate fair values due to their short maturities.

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

FFFF9

LEGEND SUN LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 30, 2009 (INCEPTION) TO FEBRUARY 23, 2010

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(m)

Income Taxes

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

FFFF10

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

FFFF11

LEGEND SUN LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 30, 2009 (INCEPTION) TO FEBRUARY 23, 2010

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(s)

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

FFFF12

LEGEND SUN LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 30, 2009 (INCEPTION) TO FEBRUARY 23, 2010

NOTE 5 SECURITY DEPOSITS (…\Cont’d)

Rental and management fee security deposit	$ 35,888
Electricity deposit	3,595
Water deposit	771
Food supplies deposit	706
$ 40,960

NOTE 6 COST OF GOODS SOLD

Cost of goods sold consists of finished goods include food and beverage materials and products for catering services sold by company-owned restaurant and exclusive of depreciation expenses shown separately under Note 7 Operating Expenses.

NOTE 7 OPERATING EXPENSES

Operating expenses consist of the following for the period from March 30, 2009 (date of inception) to February 23, 2010

Staff costs	$ 45,844
Property rent, rate and management fee	57,209
Electricity and utilities	8,668
Depreciation	15,189
Professional and audit fee	-
Others	9,155
Total	$ 136,065

NOTE 8 OTHER INCOME

Other income consists of consultancy services fee from Joystick Limited for the period from August, 2009 to January 2010 and tips from customer of Company-owned restaurant.  Consultancy services is recognized on the accrual basis of accounting i.e. when the services are rendered and tip is recognized on cash basis.

NOTE 9 INCOME TAX

The Company is subject to income tax on income arising in or derived from the tax jurisdictions in which it operates.

The Company has not provided for income tax as the amount involved is immaterial.  Substantially all of the Company’s income before income tax expenses is generated in Hong Kong.

FFFF13

LEGEND SUN LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 30, 2009 (INCEPTION) TO FEBRUARY 23, 2010

NOTE 9 INCOME TAX (…\Cont’d)

A reconciliation of the expected income tax expense (based on HK income tax rate) to the actual income tax expense is as follows:

March 30, 2009 (date of inception) to February 23, 2010
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

NOTE 10 OPERATING LEASE COMMITMENTS

The Company entered into a rent agreement on June 1, 2009 to lease premises for operation of our Company-owned restaurant for a term of 5 years at a monthly rental rate of $6,667 for the first three years and $8,333 for the last two years.

A of February 23, 2010, the total future minimum lease payments under non-cancellable operating lease in respect of leased premises are payable as follows:-

Year ended March 31,
2010	$ 7,890
2011	80,004
2012	80,004
2013	96,664
2014	99,996
2015	16,666
Total	$ 381,224

FFFF14

LEGEND SUN LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 30, 2009 (INCEPTION) TO FEBRUARY 23, 2010

NOTE 11 RELATED PARTY TRANSACTIONS

Balance with related party	February 23, 2010
(a)Stockholder’s loan:
- Sizegenic Holdings Limited (“Sizegenic”) (under Common control of Cheung Ming)	$ 86,198

Amount received from stockholder	$ 86,198

(b) Due from related party:
- Joystick Limited (“Joystick”) (under Common control of Cheung Ming)	$ 10,272

Amount charged to Joystick	$ 61,635

c) Due to related party:
- Joystick Limited (“Joystick”) (under Common control of Cheung Ming)	$ 30,817

Amount received from Joystick	$ 30,817

(a)The stockholder’s loan mainly represents the loan advance to the Company by Sizegenic under common control of Cheung Ming to substantiate the needs of day-to-day operational expenses and working capital.    This loan agreement was entered by the Company and Sizegenic on March 30, 2009 (date of inception) for a term of 2 years.  The advance is unsecured, non-interest bearing and repayable on March 31, 2011.

The Company had amount charged to and received from related parties.

(b)  The amount charged to Joystick represents the consultancy services fee income for the period from August 2009 to January 2010 and the outstanding balance was recorded as due from Joystick.

(c) The amount received from Joystick represents the deposit for the provision of consultancy service pursuant to the terms of the agreement entered in August 2009.   It was recorded as due to Joystick pursuant to the agreement, the deposit received is payable to Joystick upon expiration of the term for twelve months effective as of August 15, 2009 except when the agreement has terminated before the expiration of the term.

FFFF15

LEGEND SUN LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 30, 2009 (INCEPTION) TO FEBRUARY 23, 2010

NOTE 12 CERTAIN RISK AND CONCENTRATION

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

NOTE 13 SUBSEQUENT EVENT

We evaluated subsequent events through the issuance date of our financial statements.  In February 2010, Sizegenic entered into and consummated an agreement and a supplementary agreement with Hippo Lace Limited (“HLL”), a BVI corporation, to (i) sell 100% interests of the Company to HLL and (ii) HLL to pay off the Company’s shareholder loan from Sizegenic. The consideration of $182,982 to acquire Legend Sun and pay off the shareholder loan from Sizegenic was paid in full on February 17, 2010 and the share transfer was completed on February 24, 2010.

FFFF16

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer have identified a material weakness in connection with the preparation of our consolidated financial statements as of and for the period ended March 31 2011 and have thus concluded that our disclosure  controls and procedures were not effective to provide reasonable assurance of the achievement of these objectives.  A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness and control deficiency primarily related to absence of a Chief Financial Officer with appropriate professional experience with U.S. GAAP and SEC rules and regulations.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2011 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, and due to the identified material weakness and internal control deficiency as discussed above, our management has concluded that, as of March 31, 2011, the Company's internal control over financial reporting was not effective.

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

There were changes in the Company's internal control over financial reporting during the last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.  The changes were; (i) the restatement of the financial statements in Exhibit 99.1 and 99.2.1 to the Form 8K Amendment no. 2 filed on August 8, 2011 to respond to SEC letter of comment issued on June 17, 2011 regarding principal of consolidation from the date of acquisition of Legend Sun by Hippo Lace on February 24, 2010 and comment 40 regarding the inclusion of financial statements of Legend Sun (predecessor to Hippo Lace) for April 1, 2009 through February 23, 2010 and Hippo Lace (successor) for the period from February 24, 2010 through March 31, 2010 in bifurcated format in the Form 10-K for the year ended March 31, 2011.  The result of such restatement indicates immaterial understated net income and goodwill of $459, respectively; (ii) the restatement of the financial statements in Exhibit 99.1, 99.2.1 to the Form 8K Amendment no. 5 filed on December 13, 2011 and 99.5.1 to the Form 8K Amendment no. 4 filed on December 12, 2011 to respond to SEC letter of comment issued on February 1, 2012 regarding comment to the valuation of goodwill in the purchase price allocation for Legend Sun acquired by Hippo Lace in February, 2010.  The result of such restatement indicates understated additional paid-in capital and goodwill of $86,198 respectively;

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

The Company’s subsidiary, HLL has an outstanding shareholder loan in the amount of $184,226, and $196,266, as of March 31, 2011, and March 31, 2010, respectively.  Prior to February 10, 2011, the loan was from Gu Yao who is the holder of 2,291,100 shares, or approximately 19.25%, of the Company’s issued and outstanding common stock. The stockholder’s loan mainly represents amount advanced to HLL by Gu Yao for the purpose of acquiring Legend Sun as the wholly owned subsidiary, on February 24, 2010.  This loan is unsecured, non-interest bearing and repayable on December 11, 2011.  On February 10, 2011, the Company issued a total of 2,291,100 shares of its common stock to Gu Yao as consideration (i) to acquire all of the issued and outstanding shares of HLL owned by Gu Yao valued at $34,450, and (ii) to pay off the outstanding shareholder loan owed to Gu Yao by HLL.  Accordingly, after completion of the transaction described above, the outstanding shareholder loan in the amount of $184,226 was owed by HLL to its sole shareholder, Studio II.

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

10.9

Consulting Services Agreement dated August 15, 2009, by and between Legend Sun          Limited and Joystick Limited (incorporated by reference from Current Report on Form 8-K/A filed with the Securities and Exchange Commission on August 8, 2011).

10.10

Supplementary Agreement to sale and purchase agreement of Legend Sun dated February 24, 2010, by and between Sizegenic Holdings Limited, Hippo Lace Limited and Legend Sun Limited filed herewith (incorporated by reference from Current Report on Form 8-K/A Amendment No 4, filed with the Securities and Exchange Commission on December 12, 2011).

10.11

Supplementary Agreement to agreement for share exchange dated February 10, 2011, by and between Gu Yao, Studio II Brands, INC. and Hippo Lace Limited filed herewith (incorporated by reference from Current Report on Form 8-K/A Amendment No. 5, filed with the Securities and Exchange Commission on December 13, 2011).

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

Cheung Ming, President

Date: May 10, 2012

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Cheung Ming

Cheung Ming, President, Director

Date: May 10, 2012

By:  /S/ Leung Kin Wah

Leung Kin Wah, Chief Financial Officer, Principal Accounting Officer

Date: May 10, 2012

By:  /S/ Cheung Sing

Cheung Sing, Director

Date: May 10, 2012

By:  /S/ Yam Kee Cheong

Yam Kee Cheong, Director

Date: May 10, 2012

By:  /S/ Chan Tak Hing

Chan Tak Hing, Director

Date: May 10, 2012