Form 10-Q/A
period 2011-06-30
STUDIO II BRANDS INC
filed 2012-05-10
CIK 1081091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

Studio II Brands Inc.  (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A (this “Amendment 2”) to its periodic report on Form 10-Q, which was originally filed with the Securities and Exchange Commission on August 18, 2011 (the “Original Filing”), and its Amendment No. 1 on Form 10-Q/A which was filed on October 28, 2011, (the “First Amended Filing”).   This Amendment 2 is being filed to restate and reissue the Company’s unaudited interim financial statements for the fiscal period ended June 30, 2011 contained in the Original Filing and the First Amended Filing in order to revise the previous  disclosures of discontinued operations as a result of termination of the Beijing subfranchise operation with effect from May 31, 2011 and to revise the valuation of the shares of Studio II issued to the sole shareholder of Hippo Lace Limited (HLL)  to acquire HLL and its subsidiary Legend Sun, and to revise the Management’s Discussion and Analysis of Financial Condition and Results of Operation to be consistent with the revised and restated financial statements.

Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing and the First Amended Filing have been amended to contain currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and our principal financial officer are attached to this form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, no other changes have been made to the Original Filing or the First Amended Filing.  Except as described above, this Amendment No. 2 on Form 10-Q/A does not reflect events occurring after the filing of the Original Filing or the First Amended Filing, or modify or update those disclosures, including any exhibits to the Original Filing or the First Amended Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing and the First Amended Filing.  Accordingly, this Amendment No. 2 on Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing and the First Amended Filing.

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

STUDIO II BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2011

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Page
Consolidated Balance Sheets as of June 30, 2011 (unaudited) and March 31, 2011	4

Consolidated Statements of Operations for Three-months ended June 30, 2011 and 2010 (unaudited)	5

Consolidated Statement of Stockholder’s Equity for the Three-months ended June 30, 2011 (unaudited)	6

Consolidated Statements of Cash Flows for Three-months ended June 30, 2011 and 2010 (unaudited)	7

Notes to Consolidated Financial Statements (unaudited)	8-20

STUDIO II BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Successor:
	June 30, 2011 (unaudited)	March 31, 2011
ASSETS
CURRENTS ASSETS
Cash	$ 11,365	$ 23,945
Due from related party	27,387	12,984
Accounts receivable	10,722	16,886
Inventories	2,333	2,058
Total current assets	51,807	55,873

Property and equipment, net	100,037	105,478
Security deposits	41,345	41,216
Goodwill	55,484	55,484

TOTAL ASSETS	$ 248,673	$ 258,051

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 53,118	$ 51,987
Income tax payable	4,873	6,006
Due to related party	3,852	5,923
TOTAL CURRENT LIABILITIES	61,843	63,916
Payable to stockholder	147,890	131,688
TOTAL LIABILITIES	209,733	195,604
COMMITMENS AND CONTINGENCIES STOCKHOLDER'S EQUITY
Common stock, 100,000,000 shares authorized with par value $0.001;
11,899,276 shares issued and outstanding as of June 30, 2011 and March 31, 2011	11,900	11,900
Additional paid-in capital	258,871	258,871
Accumulated deficit	(231,831)	(208,324)
TOTAL STOCKHOLDER'S EQUITY	38,940	62,447

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 248,673	$ 258,051
See accompanying notes to consolidated financial statements (unaudited).

STUDIO II BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
	Successor Three-months ended June 30, 2011	Predecessor Three-months ended June 30, 2010	Successor Three-months ended June 30, 2010
REVENUE
Food and beverage income	$ 94,216	$ 76,309	$ -
Franchise and management fee income	10,272	10,272	-
	$ 104,488	$ 86,581	$ -
Cost of goods sold (exclusive of depreciation)	(32,160)	(28,486)	-
Gross profit	72,328	58,095	-
Operating expenses	(96,055)	(60,494)	(1,887)
OPERATING (LOSS)/INCOME	(23,727)	(2,399)	(1,887)

OTHER INCOME/(EXPENSES)
Other income	927	1,245	-
Other expenses	(492)	(111)	-
TOTAL OTHER INCOME, NET	435	1,134
NET (LOSS)/INCOME BEFORE INCOME TAXES	(23,292)	(1,265)	(1,887)
Income tax expenses	(1,112)	(397)	-
NET (LOSS)/INCOME FROM CONTINUING OPERATIONS	(24,404)	(1,662)	(1,887)

Discontinued operations, net of taxes	897	5,631	-
NET (LOSS)/INCOME	$ (23,507)	$ 3,969	$ (1,887)

Basic and fully diluted loss from continuing operations per common share	$ -	$ (1,662)	$ -
Basic and fully diluted income from discontinued operations per common share	$ -	$ 5,631	$ -
Basic and fully diluted (loss)/income per common share	$ -	$ 3,969	$ -

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	11,899,276	1	3,745,676
See accompanying notes to consolidated financial statements (unaudited).

STUDIO II BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY FOR THE THREE MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

	Common Stock, Par value of $0.001				Total
			Additional	Accumulated	stockholder's
	Number	Amount	Paid-in capital	deficit	equity
Successor:
Balance as of March 31, 2011	11,899,276	$ 11,900	$258,871	$ (208,324)	$ 62,447
Net loss	-	-	-	(23,507)	(23,507)
Balance as of June 30, 2011	11,899,276	$ 11,900	$ 258,871	$ (231,831)	$ 38,940
See accompanying notes to consolidated financial statements (unaudited).

STUDIO II BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Successor Three months ended June 30,2011	Predecessor Three months ended June 30,2010	Successor Three months ended June 30,2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$ (24,404)	$ (1,662)	$ (1,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,098	5,999	-
Changes in operating assets and liabilities:
Due from related party	(8,193)		-
Account receivable	6,163	(10,272)	-
Other receivable	-	145	-
Inventory	(275)	834	-
Security deposits	(128)	(257)	-
Account payable and accrual expenses	1,132	1,791	(4,720)
Due to related party	(2,070)	13,207	-
Income tax payable	(1,310)	398	-
Cash (used in)/provided by operating activities-continuing operations	(22,987)	10,183	(6,607)
Cash used in by operating activities-discontinued operations	(5,136)	(5,136)	-
NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(28,123)	5,047	(6,607)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(657)	(1,447)	-
NET CASH USED IN INVESTING ACTIVITIES	(657)	(1,447)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder’s loan	-	6,420	-
Proceeds from payable to stockholder	16,200	-	6,607
NET CASH PROVIDED BY FINANCING ACTIVITIES	16,200	6,420	6,607

NET (DECREASE)/INCREASE IN CASH	(12,580)	10,020	-
Beginning of period	$ 23,945	$ 15,322	$ -
End of period	$ 11,365	$ 25,342	$ -
Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ (2,421)	$ -	$ -

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

The Company has transitioned from its development stage to operational activities as of February 10, 2011.  On February 10, 2011, the Company entered into and consummated a share exchange agreement with Hippo Lace Limited (“HLL”), a BVI corporation and Mr. Gu Yao (“Gu”), the sole stockholder of HLL to acquire Gu’s 100% interests of HLL and its wholly owned subsidiary, Legend Sun Limited (“Legend Sun”) a limited liability company incorporated and domiciled in Hong Kong and its principal activity is to provide catering services in Hong Kong. In conjunction with the acquisition, the Company completed the closing of the exchange transaction under the terms of the Exchange Agreement and Supplementary Agreement on February 10, 2011 by issued 2,291,100 shares of its Common Stock to Gu as consideration (i) to acquire all of the issued and outstanding shares of HLL owned by Gu valued at $34,450 or approximately $0.015 per share, and (ii) to pay off the outstanding shareholder loan owed to Gu Yao by HLL.  Accordingly, after completion of the transaction described above, the outstanding shareholder loan in the amount of $184,226 was owed by HLL to the Company.

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

NOTE 3 BUSINESS ACQUISITION

On February 10, 2011, the Company entered into and consummated a Share Exchange Agreement and a Supplementary Agreement with HLL and Mr. Gu Yao (“Gu”), the sole shareholder of HLL to acquire Gu’s 100% interests of HLL and its wholly owned subsidiary, Legend Sun, a limited liability company incorporated and domiciled in Hong Kong and its principal activity is to provide catering services in Hong Kong, and to pay off the outstanding shareholder loan owed to Gu by HLL.  Accordingly, after completion of the transaction described above, the outstanding shareholder loan in the amount of $184,226 was owed by HLL to the Company.

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

The fair values of the assets acquired and liabilities assumed at the date of acquisition as determined in accordance with ASC 805, and the purchase price allocation at the date of acquisition, were as follows:

Consideration:
Equity instruments (2,291,100 common stock of the Company)	$34,450

Cash acquired	(14,088)
Consideration, net of cash acquired	$20,362
Allocated to:
Accounts receivable	21,792
Due from related parties	12,985
Security deposit	41,216
Property and equipment	108,883
Accounts payable and accrued expenses	(22,060)
Due to related party	(6,980)
Provision for taxation	(6,732)
Stockholder’s loan payable to Gu Yao	(184,226)
Net tangible liabilities	$(35,122)

Value of excess of purchase price over net liabilities
acquired allocated to:
Goodwill	$55,484

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

The result of subfranchise operation of BJ Kenon for the three months ended June 30, 2011 and 2010 are separately reported as discontinued operation.  The net income from discontinued operation for the three months ended June 30, 2011 and 2010 are as follows:

	Three-months ended
	June 30, 2011	June 30, 2010
Revenue	$ 6,210	$ 11,880
Cost of revenue and operating expenses	(5,136)	(5,136)
Operating income	1,074	6,744
Income tax	(177)	(1,113)
Net income	$ 897	$ 5,631

The carrying amounts of the major classes of assets and liabilities of subfranchise of BJ Kenon as of June 30, 2011 and 2010 are amount due from related party as discussed in note 14 below, and as follows:

	June 30, 2011	June 30, 2010
Current assets (included in due from related party in consolidated balance sheet)	$ 19,194	$ 12,984

Net income of Beijing Kenon subfranchise operation for the period from April 1, 2011 to May 31, 2011 and for the year ended March 31, 2011 are as follows:

	May 31, 2011	March 31, 2011
Income before income tax	$ 1,074	$ -
Income tax	(177)	-
Net income	$ 897	$ -

NOTE 5 INVENTORIES

Inventories are stated at lower of cost or market.  Inventories represent finished goods include food and beverage materials and products for catering services.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

NOTE 6 PROPERTY AND EQUIPMENT

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

NOTE 7 SECURITY DEPOSITS

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

NOTE 8 COST OF GOODS SOLD

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

NOTE 9 OPERATING EXPENSES

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

NOTE 10 FRANCHISE ARRANGEMENTS

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

NOTE 11 SEGMENT INFORMATION

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

Three Months ended June 30, 2011 (unaudited)
Successor:	Franchise	Subfranchise	Total

Revenue	$94,216	$16,482	$110,698

Depreciation and amortization	(6,098)	-	(6,098)

Cost of revenues and operating expenses excluding depreciation and amortization	(116,981)	(10,272)	(127,253)

Operating (loss)/income	(28,863)	6,210	(22,653)

Other income	927	-	927

Other expenses	(492)	-	(492)

Total other income (net)	435	-	435

Income tax expenses	(264)	(1,025)	(1,289)

Net (loss)/income after tax	$(28,692)	$5,185	$(23,507)

Total assets, excluding goodwill	193,189	-	193,189
Goodwill	55,484	-	55,484
Capital expenditure	657	-	657

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

Three Months ended June 30, 2010 (unaudited)
Predecessor:	Franchise	Subfranchise	Total

Revenue	$76,309	$22,152	$98,461

Depreciation and amortization	(5,999)	-	(5,999)

Cost of revenues and operating expenses excluding depreciation and amortization	(77,845)	(10,272)	(88,117)

Operating (loss)/income	(7,535)	11,880	4,345
Other income	1,245	-	1,245

Other expenses	(111)	-	(111)

Total other income (net)	1,134	-	1,134

Income tax credit (expenses)	450	(1,960)	(1,510)

Net (loss)/income after tax	$(5,951)	$9,920	$3,969

Total assets, excluding goodwill	240,608	6,633	247,241
Goodwill	118,758	-	118,758
Capital expenditure	1,447	-	1,447

	Hong Kong	Beijing	Total
Geographic segment revenue	$86,581	$11,880	$98,461

NOTE 12 INCOME TAX

The Company and its subsidiaries are subject to income tax on an entity basis on income arising in or derived from the tax jurisdictions in which they operate.

The Company and HLL have not provided for income tax due to continuing loss.  Substantially all of the Company’s income before income tax expenses is generated by its operating subsidiary, Legend Sun, in Hong Kong.

A reconciliation of the expected income tax expense (based on HK income tax rate) to the actual income tax expense is as follows:

	Successor	Predecessor	Successor
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Three Months Ended June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)
(Loss)/income before tax	$(23,292)	$(1,265)	$(1,887)
HK income tax rate	16.50%	16.50%	16.50%
Expected income tax (credit)/expenses calculated
at HK income tax rate	(3,843)	(209)	(311)
Expenses not deductible for tax purposes	4,257	-	311
Temporary difference not recognized	698	606	-
Actual income tax expenses	$1,112	$397	$-

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

NOTE 13 OPERATING LEASE COMMITMENTS

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

NOTE 14 RELATED PARTY TRANSACTIONS

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

NOTE 15 CERTAIN RISK AND CONCENTRATION

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

	Three months ended June 30,
	2011	2010
Revenue from continuing operations
Food and beverage income	$ 94,216	$ 76,309
Franchise and management fee income	10,272	10,272
Total revenue	104,488	86,581
Cost of goods sold	(32,160)	(28,486)
Gross profit	72,328	58,095
Operating expenses	(96,055)	(62,381)
Operating (loss)/income	(23,727)	(4,286)
Other income	927	1,245
Other expenses	(492)	(111)
Total other income, net	435	1,134
Income tax expenses	(1,112)	(397)
Net (loss)/income from continuing operations	$(24,404)	$ (3,549)
Discontinued operations, net of taxes	897	5,631
Net (loss)/income	$ (23,507)	$ 2,082
Net (loss)/income per share-basic and diluted	-	-

Result of continuing operations

Revenues

Revenue consists of operating revenue from company-owned restaurant ($94,216) and second year annual subfranchise fee from subfranchisee Sino Wish ($10,272).  The increase of operating revenue as compared to the same period in 2010 ($76,309) mainly due to increased sales volume and price adjustment on an annual basis.

Cost of Revenues

Cost of revenue amounting to $32,160 represents finished goods include food and beverage materials and products for catering services sold by company-owned restaurant.  The increase of cost of revenue from restaurant operation as compared to the same period in 2010 ($28,486) was in line with increased sales volume.

Gross Profit

Gross profit amounting to $72,328 represents the result of the revenues and costs of revenues from company owned restaurant ($67,192) and subfranchise operations  ($5,136).  The increase of gross profit from restaurant operation as compared to the same period in 2010 ($52,959) was mainly due to increased sales volume and price adjustment.

Operating Expenses

Operating expenses for the Company and subsidiaries were $96,055 and $62,381 for three months ended June 30, 2011 and 2010, respectively.

They consist of the following items:

	Three months ended June 30, 2011	Three months ended June 30, 2010

Staff costs	20,012	22,560
Rent, government fee, management fee	23,112	22,958
Electricity, gas and utilities	4,683	4,602
Depreciation	6,098	5,999
Professional and audit fee	25,655	1,887
Others	16,495	4,375
	96,055	62,381

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

Operating loss/income

Operating loss amounting to $23,727 for the three months ended June 30, 2011 represents the result of revenues, costs of revenues and operating expenses from Company-owned restaurant ($4,496), subfranchise operating income ($5,136) and corporate expenses for legal and professional fee and management service fee (33,359).  Operating loss for 2010 $4,286 represents operating loss of Company-owned restaurant ($7,535), subfranchise operating income $5,136 and corporate expenses of professional fee $1,887.  The incresase of operating loss for three months ended June 30, 2011 mainly due to legal and professional expenses for CPA’s and legal counsel’s review of financials and statutory filing of the forms and documentation after the acquisition of HLL ($25,655).

Other income and expenses

Other income and expenses were $927 and $492 for three months ended June 30, 2011 and $1,245 and $111 for three months ended June 30, 2010 respectively.  Other income represents the tip from Company-owned restaurant. Other expenses represents franchise management fee expenses of Company-owned restaurant.

Net income or loss

Net loss for three months ended June 30, 2011 amounting to $24,404 represents the net income of Company-owned restaurant ($4,666), net income of subfranchise operation ($4,289) and corporate expenses for professional fee and management service fee (33,359).  Net loss for three months ended June 30, 2010 amounting to $3,549 represents the net loss of Company-owned restaurant ($5,951), net income of subfranchise operation ($4,289) and corporate expenses for legal and professional fee (1,887).

Result of discontinued operations

	Three-months ended
	June 30, 2011	June 30, 2010
Revenue	$ 6,210	$ 11,880
Cost of revenue	(5,136)	(5,136)
Gross profit	1,074	6,744
Income tax	(177)	(1,113)
Net income	$ 897	$ 5,631

Revenue

HLL and BJ Kenon agreed to terminate the franchise agreement signed on April 1, 2010 with effect from May 31, 2011 due to restructuring of Beijing subfranchisee who agreed to pay HLL an early termination fee of RMB40,000 ($6,210).  As a result, the franchise fee revenue ($6,210) decreased as compared to $11,880 for 2010.

Cost of revenue

Cost of revenue amounting to $5,136 represents the annual subfranchise fee expenses for 2011 and 2010, respectively.

Pursuant to the terms regarding subfranchise stipulated in the supplementary franchise agreement entered between HLL and Sizgenic on March 1, 2010, HLL is payable to Sizegenic for the second year subfranchise fee of HK$40,000 (approximately $5,136) for BJ Kenon due in April 2011 before the termination of franchise agreement with Beijing Kenon with effect from May 31, 2011.  HLL is not required to pay third year subfranchise fee following the termination of agreement with Beijing Kenon with effect from May 31, 2011.

Gross profit

The decrease of gross profit for three months ended June 30, 2011 as compared to 2010 was mainly due to lower early termination fee of subfranchisee BJ Kenon ($6,210) than the first year annual subfranchise fee of BJ Kenon ($11,880).

Net income

Decrease of Net income for three months ended June 30, 2011 as compared to 2010 mainly due to lower termination fee for 2011 than the annual subfranchise fee income for 2010.

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

A shareholder of the Company, Cheung Ming, has paid expenses on behalf of the Company in exchange for a payable bearing no interest and without fixed repayment term.  Amounts payable to the aforesaid shareholder at June 30, 2011 and March 31, 2011 were $147,890 and $131,688, respectively.  The payable is an internal source of liquidity for payment of operational expenses and to provide working capital.  Possible external sources of liquidity may include loan borrowing from financial institutions or possible completion of a share exchange transaction to acquire potential and profitable businesses which can generate additional cash flow.

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

According to the Company cash flow projection for the next five years, based on projections and assumptions of stable growth of annual revenue and maintenance of a consistent cost and expense structure, as well as cash based turnover and payable of supplies on credit, the Company-owned restaurant could generate annual cash surplus of approximately $38,000 for the first year from April 2011 to March 2012, increasing to approximately $82,000 for the fifth year from April 2015 to March 2016,  and could accumulate sufficient cash balance to self sustain its business operation throughout the five years.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer have identified a material weakness in connection with the preparation of our consolidated financial statements as of and for the period ended June 30, 2011 and have thus concluded that our disclosure controls and procedures were not effective to provide reasonable assurance of the achievement of these objectives.  A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness and control deficiency primarily related to absence of a Chief Financial Officer with appropriate professional experience with U.S. GAAP and SEC rules and regulations.

We believe that the material weakness and other control deficiencies we have identified are temporary because we plan to hire a consultant or CFO in the US with understanding of U.S. GAAP and experience with SEC reporting requirements in the coming few months to remedy the weakness and deficiencies.

Changes in Internal Control over Financial Reporting

There were changes in the Company's internal control over financial reporting during the period ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.. The changes were to (i) revise the previous  disclosures of discontinued operations as a result of termination of the Beijing subfranchise operation with effect from May 31, 2011, (ii) revise the valuation of the shares of Studio II issued to the sole shareholder of Hippo Lace Limited (HLL)  to acquire HLL and its subsidiary Legend Sun, and (iii) revise the Management’s Discussion and Analysis of Financial Condition and Results of Operation to be consistent with the revised and restated financial statements.

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

 RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

(REMOVED AND RESERVED).

ITEM 5.

OTHER INFORMATION.

PART III

ITEM 6.

EXHIBITS.

(a)

The following exhibits are filed herewith:

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	INS XBRL Instance Document.

101	SCH XBRL Schema Document.

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document.

101	LAB XBRL Taxonomy Extension Label Linkbase Document.

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document.

101	DEF XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STUDIO II BRANDS, INC.

By:  /S/ Cheung Ming

Cheung Ming, President, Principal Executive Officer

Date: May 10, 2012

By:  /S/ Leung Kin Wah

Leung Kin Wah, Chief Financial Officer

Date: May 10, 2012