Form 10-Q/A
period 2011-09-30
STUDIO II BRANDS INC
filed 2012-05-10
CIK 1081091

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

EXPLANATORY NOTE

Studio II Brands Inc.  (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A (this “Amendment 1”) to its periodic report on Form 10-Q, which was originally filed with the Securities and Exchange Commission on November 18, 2011 (the “Original Filing”), and its Amendment No. 1 on Form 10-Q/A which was filed on December 1, 2011, (the “First Amended Filing”).   This Amendment 2 is being filed to restate and reissue the Company’s unaudited interim financial statements for the fiscal period ended September 30, 2011 contained in the Original Filing and the First Amended Filing in order to revise the previous  disclosures of discontinued operations as a result of termination of the Beijing subfranchise operation with effect from May 31, 2011 and to revise the valuation of the to shares of Studio II issued to the sole shareholder of Hippo Lace Limited (HLL)  to acquire HLL and its subsidiary Legend Sun, and to revise the Management’s Discussion and Analysis of Financial Condition and Results of Operation to be consistent with the revised and restated financial statements.

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

 QUARTERLY REPORT ON FORM 10-Q/A (AMENDMENT NO.1)

          OF STUDIO II BRANDS, INC.

               FOR THE PERIOD ENDED SEPTEMBER 30, 2011

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

STUDIO II BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Successor:	September 30, 2011 (unaudited)	March 31, 2011
ASSETS
CURRENTS ASSETS
Cash	$ 12,598	$ 23,945
Due from related party	27,169	12,984
Accounts receivable	10,272	16,886
Inventories	2,353	2,058
Total current assets	52,392	55,873

Property and equipment, net	93,934	105,478
Security deposits	41,666	41,216
Goodwill	55,484	55,484

TOTAL ASSETS	$ 243,476	$ 258,051

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 52,283	$ 51,987
Income tax payable	5,051	6,006
Due to related party	-	5,923
TOTAL CURRENT LIABILITIES	57,334	63,916
Payable to stockholder	164,448	131,688
TOTAL LIABILITIES	221,782	195,604
COMMITMENS AND CONTINGENCIES STOCKHOLDER'S EQUITY
Common stock, 100,000,000 shares authorized with par value $0.001;
11,899,276 shares issued and outstanding as of September 30, 2011 and March 31, 2011	11,900	11,900
Additional paid-in capital	258,871	258,871
Accumulated deficit	(249,077)	(208,324)
TOTAL STOCKHOLDER'S EQUITY	21,694	62,447

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 243,476	$ 258,051
See accompanying notes to consolidated financial statements

STUDIO II BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Successor Three-months ended September 30, 2011	Three Months Ended Predecessor Three-months ended September 30, 2010	Successor Three-months ended September 30, 2010	Successor Six-months ended September 30, 2011	Six Months Ended Predecessor Six-months ended September 30, 2010	Successor Six-months ended September 30, 2010

REVENUE
Food and beverage income	$ 89,543	$ 90,914	$ -	$ 183,759	$ 167,223	$ -
Franchise and management fee income	-	114	-	10,272	10,386	-
	$ 89,543	$ 91,028	$ -	$ 194,031	$ 177,609	$ -

Cost of goods sold (exclusive of depreciation)	(25,709)	(26,005)	-	(57,869)	(54,491)	-

Gross profit	63,834	65,023	-	136,162	123,118	-

Operating expenses	(81,673)	(64,526)	(6,881)	(177,728)	(125,020)	(8,768)
OPERATING (LOSS)/INCOME	(17,839)	497	(6,881)	(41,566)	(1,902)	(8,768)

OTHER INCOME/(EXPENSES)
Other income	844	947	-	1,771	2,192	-
Other expenses	(74)	(498)	-	(566)	(609)	-
TOTAL OTHER INCOME, NET	770	449	-	1,205	1,583	-

NET (LOSS)/INCOME BEFORE INCOME TAXES	(17,069)	946	(6,881)	(40,361)	(319)	(8,768)

Income tax expenses	(177)	(734)	-	(1,289)	(1,131)	-
NET (LOSS)/INCOME FROM CONTINUING OPERATIONS	(17,246)	212	(6,881)	(41,650)	(1,450)	(8,768)
Discontinued operations, net of taxes	-	-	-	897	5,631	-
NET (LOSS)/INCOME	$ (17,246)	$ 212	$ (6,881)	$ (40,753)	$ 4,181	$ (8,768)
Net (loss)/income per common share
Basic and fully diluted (loss)/income from continuing operations	$ -	$ 212	$ -	$ -	$ (1,450)	$ -
Basic and fully diluted (loss)/income from discontinued operations	$ -	$ --	$ -	$ -	$ 5,631	$ -
Basic and fully diluted total (loss)/income	$ -	$ 212	$ -	$ -	$ 4,181	$ -

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	11,899,276	1	3,745,676	11,899,276	1	3,745,676
See accompanying notes to consolidated financial statements

STUDIO II BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

	Common Stock, Par value of $0.001				Total
			Additional	Accumulated	Stockholders’
	Number	Amount	Paid-in capital	deficit	equity
Successor:
Balance as of March 31, 2011	11,899,276	$11,900	$258,871	$ (208,324)	$ 62,447
Net loss	-	-	-	(40,753)	(40,753)
Balance as of September 30, 2011	11,899,276	$ 11,900	$ 258,871	$ (249,077)	$ 21,694
See accompanying notes to consolidated financial statements

STUDIO II BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Successor Six months ended September 30,2011	Predecessor Six months ended September 30,2010	Successor Six months ended September 30,2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/income from continuing operations	$ (41,650)	$ (1,450)	$ (8,768)
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Depreciation and amortization	12,201	12,040	-
Changes in operating assets and liabilities:
Due from related party	(7,975)	(1,104)	-
Account receivable	6,614	(10,272)	-
Other receivable	-	-	-
Inventory	(295)	815	-
Security deposits	(450)	(257)	-
Account payable and accrual expenses	296	(8,207)	1,411
Due to related party	(5,923)	5,745	-
Income tax payable	(-1,132)	1,132	-
Cash used in operating activities-continuing operations	(38,314)	(1,558)	(7,357)
Cash used in operating activities-discontinued operations	(5,136)	(5,136)	-
NET CASH USED IN OPERATING ACTIVITIES	(43,450)	(6,694)	(7,357)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(657)	(3,109)	-
NET CASH USED IN INVESTING ACTIVITIES	(657)	(3,109)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder’s loan	-	6,420	-
Proceeds from stockholder	32,760	-	7,357
NET CASH PROVIDED BY FINANCING ACTIVITIES	32,760	6,420	7,357
NET DECREASE IN CASH	(11,347)	(3,383)	-
Beginning of period	$ 23,945	$ 15,322	$ -
End of period	$ 12,598	$ 11,939	$ -
Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ (2,421)	$ -	$ -

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

.

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

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 BUSINESS ACQUISITION

On February 10, 2011, the Company entered into and consummated a Share Exchange Agreement and a Supplementary Agreement with HLL and Mr. Gu Yao (“Gu”), the sole shareholder of HLL to acquire Gu’s 100% interests of HLL and its wholly owned subsidiary, Legend Sun, and to pay off the outstanding shareholder loan owed to Gu by HLL.  Accordingly, after completion of the transaction described above, the outstanding shareholder loan in the amount of $184,226 was owed by HLL to the Company.

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

NOTE 3 BUSINESS ACQUISITION  (Cont’d/…)

The following unaudited pro forma information presents the Company’s consolidated results of continuing operations as if the acquisition had occurred on April 1, 2010:

	Six months ended September 30,
	2011	2010
Revenue
Food and beverage income	$183,759	$167,223
Franchise and management fee income	10,272	10,386
Total revenue	194,031	177,609
Pro forma net loss	$(41,650)	$(10,218)
Pro forma net loss per share-basic and diluted	-	-

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

The result of subfranchise operation of BJ Kenon for the nine months ended December 31, 2011 and 2010 are separately reported as discontinued operation.  The net income from discontinued operation for the nine months ended December 31, 2011 and 2010 are as follows:

	Six-months ended
	September 30, 2011	September 30, 2010
Revenue	$ 6,210	$ 11,880
Cost of revenue and operating expenses	(5,136)	(5,136)
Operating income	1,074	6,744
Income tax	(177)	(1,113)
Net income	$ 897	$ 5,631

The carrying amounts of the major classes of assets and liabilities of subfranchise of BJ Kenon as of September 30, 2011 and 2010 are amount due from related party as discussed in note 13 below, and as follows:

	September 30, 2011	September 30, 2010
Current assets (included in due from related party in consolidated balance sheet)	$ 19,194	$ 12,984

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

NOTE 6 SECURITY DEPOSITS

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

NOTE 9 FRANCHISE ARRANGEMENTS (CONT’D/…)

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

Three Months ended September 30, 2011 (unaudited)
Successor:	Franchise	Subfranchise	Total

Revenue	$ 89,543	$ -	$ 89,543

Depreciation and amortization	(6,103)	-	(6,103)

Cost of revenues and operating expenses excluding depreciation and amortization	(100,201)	(1,078)	(101,279)

Operating loss	(16,761)	(1,078)	(17,839)
Other income	844	-	844

Other expenses	(74)	-	(74)

Total other income (net)	770	-	770

Income tax (expenses)/credit	(355)	178	(177)

Net loss after tax	$ (16,346)	$ (900)	$ (17,246)

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 SEGMENT INFORMATION (Cont’d)

Total assets, excluding goodwill	$ 158,526	$ 29,466	$ 187,992
Goodwill	$ 55,484	-	$ 55,484
Capital expenditure	-	-	-

Six Months ended September 30, 2011 (unaudited)
Successor:	Franchise	Subfranchise	Total

Revenue	$183,759	$16,482	$200,241

Depreciation and amortization	(12,201)	-	(12,201)

Cost of revenues and operating expenses excluding depreciation and amortization	(217,182)	(11,350)	(228,532)

Operating (loss)/income	(45,624)	5,132	(40,492)
Other income	1,771	-	1,771

Other expenses	(566)	-	(566)

Total other income (net)	1,205	-	1,205

Income tax expenses	(619)	(847)	(1,466)

Net (loss)/income after tax	$(45,038)	$4,285	$(40,753)

Total assets, excluding goodwill	$ 158,526	$ 29,466	$ 187,992
Goodwill	$ 55,484	-	$ 55,484
Capital expenditure	$ 657	-	$ 657

Three Months ended September 30, 2010 (unaudited)
Predecessor:	Franchise	Subfranchise	Total

Revenue	$90,914	$114	$91,028

Depreciation and amortization	(6,041)	-	(6,041)

Cost of revenues and operating expenses excluding depreciation and amortization	(84,490)	-	(84,490)

Operating income	383	114	497
Other income	947	-	947

Other expenses	(498)	-	(498)

Total other income (net)	449	-	449

Income tax expenses	(715)	(19)	(734)

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 SEGMENT INFORMATION (Cont’d)

Net income after tax	$117	$95	$212
Total assets, excluding goodwill	$ 207,471	$ 23,256	$ 230,727
Goodwill	$ 118,758	-	$ 118,758
Capital expenditure	$ 1,662	-	$ 1,662

Six Months ended September 30, 2010 (unaudited)
Predecessor:	Franchise	Subfranchise	Total

Revenue	$167,223	$22,266	$189,489

Depreciation and amortization	(12,040)	-	(12,040)

Cost of revenues and operating expenses excluding depreciation and amortization	(162,335)	(10,272)	(172,607)

Operating (loss)/income	(7,152)	11,994	4,842
Other income	2,192	-	2,192

Other expenses	(609)	-	(609)

Total other income (net)	1,583	-	1,583

Income tax expenses	(265)	(1,979)	(2,244)

Net (loss)/income after tax	$(5,834)	$10,015	$4,181

Total assets, excluding goodwill	$ 207,471	$ 23,256	$ 230,727
Goodwill	$ 118,758	-	$ 118,758
Capital expenditure	$ 3,109	-	$ 3,109

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

A reconciliation of the expected income tax expense (based on HK income tax rate) to the actual income tax expense is as follows:

	Successor	Predecessor	Successor
	Six Months Ended September 30, 2011	Six Months Ended September 30, 2010	Six Months Ended September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)
(Loss)/income before tax	$(40,361)	$(319)	$(8,768)
HK income tax rate	16.50%	16.50%	16.50%
Expected income tax (credit)/expenses calculated
at HK income tax rate	(6.660)	(53)	(1,447)
Expenses not deductible for tax purposes	7,057	27	1,447
Temporary difference not recognized	892	1,157	-
Actual income tax expenses	$1,289	$1,131	$-

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

	For the three months ended September 30,			For the six months ended September 30,
	2011	2010	2011 to 2010	2011	2010	2011 to 2010
Revenue from continuing opertions
Food and beverage income	$ 89,543	$ 90,914	$ (1,371)	$183,759	$ 167,223	$ 16,536
Franchise and management fee income	-	114	(114)	10,272	10,386	(114)
Total revenue	89,543	91,028	(1,485)	194,031	177,609	16,422
Cost of goods sold	(25,709)	(26,005)	296	(57,869)	(54,491)	(3,378)
Gross profit	63,834	65,023	(1,189)	136,162	123,118	13,044
Operating expenses	(81,673)	(71,407)	(10,266)	(177,728)	(133,788)	(43,940)
Operating loss	(17,839)	(6,384)	(11,455)	(41,566)	(10,670)	(30,896)
Other income	844	947	(103)	1,771	2,192	(421)
Other expenses	(74)	(498)	424	(566)	(609)	43
Total other income, net	770	449	321	1,205	1,583	(378)
Income tax expenses	(177)	(734)	557	(1,289)	(1,131)	(158)
Net loss	$(17,246)	$ (6,669)	$ (10,577)	$ (41,650)	$ (10,218)	$ (31,432)
Net loss per share-basic and diluted	-	-	-	-	-	-

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

Result of continuing operations

Revenues

Three Months Ended September 30, 2011 compared to the Three Months Ended September 30, 2010

Revenue is attributed to food and beverage income from company-owned restaurant and slightly less than the same period in 2010.  Franchise income for 2010 represents the subfranchise management fee income.

Six Months Ended September 30, 2011 compared to Six Months Ended September 30, 2010

Revenue consists of operating revenue from company-owned restaurant ($183,759) and second year subfranchise annual fee ($10,272).  The increase of food and beverage income as compared to the same period in 2010 ($167,223) was mainly due to increased sales volume and price adjustments which are generally done on an annual basis.

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

Six Months Ended September 30, 2011 compared to Six Months Ended September 30, 2010

Cost of revenues amounting to $57,869 represents finished goods, including food and beverage materials and products for catering services sold by our company-owned restaurant, as well as the subfranchise annual fee expenses charged by Sizegenic.  The increase of cost of revenues for the six months ended September 2011 as compared to the same period in 2010 is mainly attributed to restaurant operation and in line with increased sales volume.

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

Six Months Ended September 30, 2011 compared to Six Months Ended September 30, 2010

Gross profit amounting to $136,162 includes the result of our company owned restaurant ($131,026) as well as subfranchise fee income and expenses ($5,136).  The increase of gross profit from restaurant operations as compared to the same period in 2010 ($117,868) is mainly due to increased sales volume in 2011 as compared to 2010, as well as price increases in 2011.

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

Six Months Ended September 30, 2011 compared to Six Months Ended September 30, 2010

The increase of operating expenses for 2011 as compared to the same period for 2010 is mainly due to (i) increased legal and professional expenses by $33,388 for accounting and legal fees related to review of our financial statements and completion of statutory filings of required forms and documentation after the acquisition of HLL, and (ii) the management service fee by $13,098.

Operating Loss/income

Three Months Ended September 30, 2011 compared to the Three Months Ended September 30, 2010

Operating loss amounting to $17,839 for 2011 mainly represents the result of revenues, costs of revenues and operating expenses from our Company-owned restaurant ($4,184) and the corporate expenses for legal and professional fee and management service fee ($22,023).  The increase of operating loss for three months ended September 30, 2011 as compare to the same period in 2010 is mainly due to increase of legal and professional and management service expenses.

Six Months Ended September 30, 2011 compared to Six Months Ended September 30, 2010

Operating loss amounting to $41,566 for 2011 represents the result of revenues, costs of revenues and operating expenses from our Company-owned restaurant ($8,681), subfranchise operating income ($5,136) and corporate expenses for legal and professional fee and management services fee ($55,383).  Operating loss of $10,670 for 2010 represents operating loss of Company-owned restaurant ($7,023), subfranchise operating income ($5,250) and corporate expenses for legal and professional fee ($8,897).  The increase of operating loss for six months ended September 30, 2011 is mainly due to the increase of legal and professional expenses.

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

Net income or loss

Three Months Ended September 30, 2011 compared to the Three Months Ended September 30, 2010

Net loss for the three months ended September 30, 2011, amounting to $17,246, mainly represents the net income of our Company-owned restaurant ($4,777) and corporate expenses for legal and professional fee and management service fee ($22,023).  Net loss for the same period in 2010, amounting to $6,669, represents the net loss from our Company-owned restaurant ($6,764), and the net income of our subfranchise operation ($95).

Six Months Ended September 30, 2011 compared to Six Months Ended September 30, 2010

Net loss for the six months ended September 30, 2011, amounting to $41,650, represents the net income of our Company-owned restaurant ($9,444), the net income from our subfranchise operation ($4,289) and corporate expenses for legal and professional fee and management services fee ($55,383).  Net loss for the same period in 2010, amounting to $10,218, represents the net loss from our Company-owned restaurant ($5,705), the net income of our subfranchise operation ($4,384) and corporate expenses for legal and professional fee ($8,897).

Result of discontinued operations

	Three-months ended		Six-months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenue	$ -	$ -	$ 6,210	$ 11,880
Cost of revenue	-	-	(5,136)	(5,136)
Gross profit	-	-	1,074	6,744
Income tax	-	-	(177)	(1,113)
Net income	$ -	$ -	$ 897	$ 5,631

Revenue

Six Months Ended September 30, 2011 compared to Six Months Ended September 30, 2010

HLL and Beijing Kenon agreed to terminate the franchise agreement signed on April 1, 2010 with effect from May 31, 2011 due to restructuring of Beijing subfranchisee who agreed to pay HLL an early termination fee of RMB40,000 ($6,210).  As a result, the franchise fee income decreased by $5,670 during six months ended September 30, 2011 as compared to the same period in 2010

Cost of revenue

Six Months Ended September 30, 2011 compared to Six Months Ended September 30, 2010

Cost of revenues represents Beijing subfranchise second and first year annual fee charged by Sizegenic in April 2011 and 2010, respectively.

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

Gross Profit

Six Months Ended September 30, 2011 compared to Six Months Ended September 30, 2010

The decrease of gross profit from Beijing subfranchise operations for the six months ended September 30, 2011 as compared to the same period of 2010 is due to the fact that early termination fee charged to subfranchisee BJ Kenon ($6,210) in 2011 was less than the first year subfranchise annual fee ($11,880) charged in 2010.

Net income

Six Months Ended September 30, 2011 compared to Six Months Ended September 30, 2010

Net income represents the net result of Beijing subfranchise operations and decrease of the six months ended September 30, 2011 as compared to 2010 was mainly attributable to the decrease of gross profit due to termination of Beijing Kenon subfranchise on May 31, 2011.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer have identified a material weakness in connection with the preparation of our consolidated financial statements as of and for the period ended September 30, 2011 and have thus concluded that our disclosure controls and procedures were not effective.  A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness and control deficiency primarily related to absence of a Chief Financial Officer with appropriate professional experience with U.S. GAAP and SEC rules and regulations.

We believe that the material weakness and other control deficiencies we have identified are temporary because we plan to hire a consultant or CFO in the US with understanding of U.S. GAAP and experience with SEC reporting requirements in the coming few months to remedy the weakness and deficiencies.

Changes in Internal Control over Financial Reporting

There were changes in the Company's internal control over financial reporting during the period ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.  The changes were to (i) revise the previous  disclosures of discontinued operations as a result of termination of the Beijing subfranchise operation with effect from May 31, 2011; (ii) revise the valuation of the shares of Studio II issued to the sole shareholder of Hippo Lace Limited (HLL)  to acquire HLL and its subsidiary Legend Sun, and (iii) revise the Management’s Discussion and Analysis of Financial Condition and Results of Operation to be consistent with the revised and restated financial statements.

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