Form 10-K
period 2012-03-31
STUDIO II BRANDS INC
filed 2012-07-03
CIK 1081091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

STUDIO II BRANDS, INC.

(Name of small business in its charter)

Florida	0-50000	65-0664963
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

16/F Honest Building, 9-11 Leighton Road, Causeway Bay, Hong Kong
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ]Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00

As of June 29, 2012, Issuer had 14,838,018 shares of common stock issued and outstanding.

PART I

ITEM 1.

BUSINESS

Corporate History

Studio II Brands, INC. (the “Company”) was incorporated under the laws of the State of Florida on May 6, 1996. The Company was formed as a “blank check” or “shell company” for the purpose of seeking, investigating, and, if warranted, acquiring one or more properties or businesses.  From inception to February 10, 2011, the Company remained in the development stage. The Company’s only activities during this period were organizational activities, compliance with SEC reporting obligations, and seeking a suitable business acquisition.

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

On March 29 2012, the Company acquired through its subsidiary all of the issued and outstanding shares of Sino Wish Limited, a Hong Kong corporation (“Sino Wish”), which was incorporated in November, 2009 and became the franchisee of the Company to operate Caffé Kenon restaurant at Tai Yau Plaza, Hong Kong since March, 2010.   As a result of completion of this share exchange transaction, Sino Wish became our wholly-owned subsidiary.

Corporate Structure

The Chart below depicts the Company’s corporate structure as of March 31, 2012 following its acquisition of the shares of Sino Wish on March 29, 2012.   As depicted below, Studio II Brands owns 100% of HLL and HLL owns 100% of Legend Sun and Sino Wish.

Studio II Brands, INC.
A Florida Corporation
100%
Hippo Lace Limited
A British Virginia Islands Corporation
100%
100%
Legend Sun Limited
HK Corporation
Sino Wish Limited
HK Corporation

Current Operations

Through the Company’s operating subsidiaries, Legend Sun and Sino Wish, the Company is in the business of operating coffee shop restaurants under the tradename “Caffe Kenon.”  The Company currently owns and operates two Caffé Kenon coffee shops located in Hong Kong which have been in operation since June, 2009 and March, 2010 respectively.  These shops are operated under the terms of a franchise agreement between HLL and Sizegenic Holdings Limited (“Sizegenic”), a British Virgin Islands corporation. On May 31, 2011, HLL terminated the subfranchise agreement for the restaurant in Beijing, PRC.  Accordingly, the location is no longer operated as a Caffe Kenon restaurant.  Subsequent to the share exchange transaction with shareholder of Sino Wish on March 29, 2012, on April 1, 2012, HLL terminated the subfranchise agreement for the restaurant at Tai Yau Plaza, Hong Kong.

Sizegenic entered into an International Exclusive Distribution and Promotion Agreement (the “Café Centro Agreement”) with Café Centro Brazil Wurzburger Vittorio &C. S.a.s., an Italian corporation (“Café Centro”) on June 26, 2009, pursuant to which Sizegenic has the exclusive right to distribute and sell coffee products supplied by Café Centro and the exclusive license to use the brand name and trademark “Caffe Kenon” in business operations for a period of ten (10) years within the region consisting of Hong Kong, Macau, Taiwan and China.  On February 10, 2010 and April 1, 2012, Sizegenic entered into franchise agreements with HLL pursuant to which HLL was granted the right to operate a Caffe Kenon restaurant at 38 Yiu Wa Street, Causeway Bay, Hong Kong and shop no. 208 and 209 of the 2nd floor of the Tai Yau Plaza shopping center in Wanchai, Hong Kong, respectively.

At the two restaurants they offer Italian-style espresso drinks using “Kenon” brand coffee imported from Italy.  They also serve breakfast, lunch and dinner with a moderately-priced Italian style standard menu which includes pizza, spaghetti, risotto, salads, sandwiches and desserts. In addition, Caffé Kenon Bistro serves periodic specialty meals in addition to the standard menu items. The Company seeks to establish restaurant locations in shopping and commercial areas with significant foot traffic and with easy access to underground railroad or other public transportation.  Our restaurants are designed comfortably with seating areas for customers around a counter area which includes display cases for pastries and other items and a work area where staff prepare espresso drinks.  The Company uses a modern stylish design for the interior with a flexible combination of tables and chairs designed to allow us to host various types of events and to accommodate a total of approximately 50 and 80 guests, respectively.

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

Facilities

The Company currently maintains a mailing address at 16/F Honest Motors Building 9-11 Leighton Road Causeway Bay, Hong Kong, which is provided to us without charge pursuant to a verbal agreement with our President, Cheung Ming.  The premises are provided to us without charge because the cost is considered to be immaterial. This property is currently under lease to Ever Lucid Limited, a Hong Kong corporation which is a subsidiary of Sizegenic, and is used for commercial purposes by Ever Lucid Limited and by other subsidiaries of Sizegenic. The lease term is from July 7, 2011 to July 6, 2013, at a monthly rental of HK$47,627 (approximately $6,115).   The Company is also using a warehouse at Room 1622, 16/F, Tuen Mun Central Square, 28 Hoi Wing Road, Tuen Mun, N.T., Hong Kong to store spare items including shop furniture and equipment.  The premises is provided by our President, Cheung Ming and charged Legend Sun and HLL  at a monthly rate of HK$5,000 (approximately $642) retrospectively from May 2009 pursuant to an agreement entered by Legend Sun and Sizegenic in March 2012. The agreement can be terminated by either party by giving one month written notice to other party before termination.

The Company leases premises at Ground Floor Nam Hing Fong, 38 Yiu Wa Street, Causeway Bay, Hong Kong, and shop no. 208 and 209 of the 2nd floor of the Tai Yau Plaza shopping center in Wanchai, Hong Kong for operation of the two Caffé Kenon restaurants.  The lease for the premises located at Nam Hing Fong is for a term of 5 years, commencing June 1, 2009, at a monthly rental rate of HK$52,000 for the first three years and HK$65,000 for the last two years. (approximately $6,667 and $8,333 per month respectively).  The Company exercised an option to extend the term for an additional 2 years from June 1 2012 to May 31, 2014.  In addition to monthly rent, The Company is also obligated to pay a monthly management fee of HK$3,897 (approximately $500), and quarterly government fees of HK$12,600 (approximately $1,615) throughout the term of the lease.  At the time of execution of the lease, the Company paid a refundable security deposit of HK$279,485 (approximately $35,831) representing 5 month’s rent and management fees. Following the extension of the lease, the Company paid additional security deposit of HK$65,000 and the total amount of security deposit paid is HK$344,485 (approximately $44,278).  The lease may be terminated by the landlord prior to the expiration of its term in the event it breaches any of the material terms and conditions of the lease agreement.

The Company’s other Caffé Kenon restaurant is located at shop no. 208 and 209 of the 2nd floor of the Tai Yau Plaza shopping center in Wanchai, Hong Kong. The center is part of a 24 floor office building situated at the area combining business and residential customers and just a few minutes’ walk to the underground railway station.  The lease for these premises is for a term of 6 years, commencing March 1, 2010, at a monthly base rental rate of HK$58,120 (approximately $7,451) for the first three years and upon not less than 5 months prior notice at the end of the initial term of the lease, have an option to extend the term for an additional 3 years at current market rent to be agreed with the landlord.  In addition to monthly base rent, we are also obligated to pay a additional rent at 12% of the monthly gross sales of the shop in excess of the base rent of HK$58,120, monthly service charges of HK$10,171 (approximately $1,304) and quarterly government fee of HK$4,800 (approximately $615).  At the time of execution of the lease, the subfranchisee paid a refundable security deposit of HK$422,960 (approximately $54,226) representing 6 months base rent, service charge and government fee.  The lease may be terminated by the landlord due to materially default of the tenant to observe and perform its obligations of the lease.

Franchise Agreements

Pursuant to Franchise Agreement dated February 10, 2010 and the Supplementary Franchise Agreement dated March 1, 2010, between Sizegenic and HLL, the Company’s operating subsidiary, Legend Sun, was granted the right to operate a coffee shop restaurant at Ground Floor Nam Hing Fong, 38 Yiu Wa Street, Causeway Bay, Hong Kong.  The Franchise Agreement is based on the International Exclusive Distribution and Promotion Agreement (the “Café Centro Agreement”) entered by and between Café Centro Brazil Wurzburger Vittorio &C. S.a.s. “Café Centro” and Sizegenic on June 26, 2009 under which Sizegenic has the exclusive right to distribute and sell coffee products supplied by Café Centro and the exclusive license to use the brand name and trademark “Caffe Kenon” in business operations for a period of ten (10) years within the region consisting of Hong Kong, Macau, Taiwan and China.

The Franchise Agreement and the Supplementary Franchise Agreement between Sizegenic and HLL are for an initial term of three year, commencing on February 10, 2010, and includes a right of renewal for a second three year term.  The Franchise Agreement provides for payment of an initial franchise fee of HK $40,000 (approximately US $5,145) for the 1st year and HK$80,000 (approximately $10,272) for each remaining year of the term, and payment of a monthly management fee of 10% of the franchisees net income.  Under the terms of the franchise agreement, the franchisor has the right to approve the location, interior and exterior design, layout, furniture, fixtures, equipment, signs and decoration to be used by the franchisee, and the franchisee has the right to use the Caffé Kenon name and trademark and other associated intellectual property in the operation of its business. The franchisee is required to install and use a point of sale system designated by the franchisor and to provide sales data and financial information, including an annual financial report to the franchisor. The franchise agreement gives the franchisor the right to automatically terminate the franchise agreement without a right to cure in certain circumstances such as insolvency of the franchisee, levy or execution against the franchisee by a creditor, or in the event the franchisee materially defaults under the terms of the franchise agreement three times within a 12 month period.

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

-

Shop No. 02-04, 5/F, Joy City, No 28 Qingnian Road, Chaoyang District, Beijing, PRC

-

Shop No. 208 and 209, Tai Yau Plaza, 181 Johnston Road, Wan Chai, Hong Kong, PRC

HLL through its subsidiary Legend Sun entered into a Franchise Agreement with Sino Wish on March 1, 2010, granting Sino Wish the right to operate a restaurant at Shop No. 208 and 209, Tai Yau Plaza, 181 Johnston Road, Wan Chai, Hong Kong, PRC Under the terms of the franchise agreement Sino Wish paid an initial franchise fee of HK $80,000 (approximately $10,272), and is obligated to pay a monthly management fee equal to 10% of its net income.

HLL through its subsidiary Legend Sun entered into a Franchise Agreement with Beijing Kenon Bistro Catering Limited, a PRC corporation, on April 1, 2010, granting Beijing Kenon Bistro the right to operate a restaurant at Shop no. 02-04, 5/F, Joy City, No 28 Qingnian Road, Chaoyang District, Beijing, PRC. Under the terms of the franchise agreement, Beijing Kenon Bistro paid an initial franchise fee of RMB 80,000 (approximately $ 11,080), and is obligated to pay a monthly management fee equal to 10% of its net income.  This subfranchise agreement was terminated on May 31, 2011.

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

On May 31, 2011, HLL terminated the subfranchise agreement for the restaurant in Beijing, PRC. Subsequent to end of the fiscal year, on April 1, 2012, HLL terminated the subfranchise agreement for the restaurant at Tai Yau Plaza, Hong Kong and according to  a supplementary agreement with Sizegenic entered in April 2010 to grant the right  to Sino Wish to operate a coffee shop restaurant at Shop No. 208 and 209, Tai Yau Plaza, 181 Johnston Road, Wan Chai, Hong Kong at third year franchise fee of $5,136.

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

Suppliers and Raw Materials

The Company’s restaurants and franchisees purchase a substantial number of food and paper products, equipment and other restaurant supplies from a variety of third party distribution companies. The principal items purchased include food products, paper and packaging materials.  The Company purchase all coffee beans and coffee products, including the necessary equipment to make espresso drinks, from Café Centro Brazil Wurzburger Vittorio &C. S.a.s., an Italian corporation (“Café Centro”) under the terms of the International Exclusive Distribution and Promotion Agreement (the “Café Centro Agreement”) dated June 26, 2009 between Sizegenic and Café Centro. In both Hong Kong and Beijing, where our restaurants and franchisees are located, there are many suppliers of food and paper products, and in each location it currently purchases these items from numerous local suppliers, none of which supply a significant percentage of the supplies and raw materials it requires.

Employees

The Company currently has a total of approximately 26 full-time and 3 part time employees, including 10 management and administration personnel, and approximately 19 other employees who each work in a particular restaurant location.  The restaurant employees include chefs, barista’s who make espresso coffee drinks, and servers.

Intellectual Property

The Company has the right to use the Trademark “Caffe Kenon” in its operations pursuant to the terms of the Franchise Agreement with Sizegenic. The Franchise Agreement for Legend Sun had an initial term of one year, which expired February 10, 2011 and has been renewed for another two years.  The Franchise Agreement for Sino Wish had an initial term of three years and an option to renew for another three years.  These two Franchise Agreements had the Company’s right to use the Trademark continues as long as they remain in effect.  In addition, the Company has proprietary recipes it has developed which it uses and which it authorizes its franchisees to use.

Government Regulation

The Company’s operating subsidiaries, Legend Sun and Sino Wish acquired Business Registration Certificate from the Inland Revenue Department of HKSAR on March 30, 2009 and November 26, 2009, respectively.  Legend Sun and Sino Wish are required to renew the Certificate with a fee and to file annual profit tax return supported by audited financial statements on annual basis.

The restaurants owned by acquired relevant restaurant license from Food and Environmental Hygiene Department of HKSAR for the provision of foods and beverages at the above-mentioned premises by compliance to the following conditions:

(a) compliance with licensing requirements in respect of health, ventilation, gas safety, building structure and means of escape imposed by Licensing Authority; and

(b) compliance with fire services requirements imposed by the Director of Fire Services.

Legend Sun and Sino Wish are required to provide statutory required benefits such as mandatory provident fund contribution, leaves, holidays and employee compensation insurance to eligible staff.

ITEM 2.

 PROPERTIES.

The Company currently has no investments in real estate, real estate mortgages, or real estate securities.  As mentioned in ITEM 1 “Facilities”, the Company maintains a mailing address at 16/F Honest Motors Building, 9-11 Leighton Road, Causeway Bay, Hong Kong which is provided without charge pursuant to a verbal agreement with our CEO, Cheung Ming, and the Company also lease premises at Ground Floor Nam Hing Fong, 38 Yiu Wa Street, Causeway Bay, Hong Kong, and at shop no. 208 and 209 of the 2nd floor of Tai Yau Plaza shopping center, Wanchai, Hong Kong, for operation of our  restaurants.

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

Holders.

As of March 31, 2012 there were 14,838,018 shares of common stock issued and outstanding and approximately 75 shareholders of record.

Dividends.

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended March 31, 2012 or 2011.  There are no restrictions on the common stock that limit our ability to pay dividends if declared by the Board of Directors, and the holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes.

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

RESULTS

The following discussion regarding results of operation relates to the business operations which are carried on through our operating subsidiaries, Legend Sun and Sino Wish.  The Company believes the following information is relevant to an assessment and understanding of our results of operation and financial condition for the periods before and after the Company acquired HLL and its subsidiary Legend Sun in February 2011 as well as before and after the Company acquired Sino Wish in March 2012. The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere in this Form.

Our consolidated financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“US GAAP”).

All the below analysis are comparing the year ended March 31, 2012 (after acquisition of Sino Wish and up to the immediate fiscal year end) with the period from April 1, 2010 to February 9, 2011 (Predecessor) and February 10, 2011 to March 31, 2011 (Successor) so that the comparison are made on a year-to-year basis.

Revenues

Revenue for the year ended March 31, 2012 mainly consists of operating revenue from company-owned restaurants ($381,716), subfranchise annual and management fee income from subfranchisee Sino Wish ($12,472) as well as other income of tip ($3,497).

Revenue for the period from April 1, 2010 to February 9, 2011 (Predecessor) and February 10, 2011 to March 31, 2011 (Successor) mainly consists of operating revenue from company-owned restaurant ($341,565), subfranchise annual and management fee income from subfranchisees Sino Wish and BJ Kenon ($22,716) as well as other income of tip ($4,777).

The increase of operating income as compared to the period from April 1, 2010 to February 9, 2011 (Predecessor) and February 10, 2011 to March 31, 2011 (Successor) mainly due to increased sales volume of coffee products captured and price adjustment on annual basis.

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

Following the completion of the stock purchase transaction to acquire 100% Sino Wish’s shares from its sole shareholder Vivian Choi in March 2012, Sino Wish became a subsidiary of the Company.  In this connection, the subfranchise agreement was terminated in April 2012 and HLL based on the franchise agreement entered with  Sizegenic in March 2010 to grant the right with annual franchise fee of $5,136 payable to Sizegenic for Sino Wish to operate the Caffé Kenon restaurant at shop 208-209 Tau Yau Plaza for the remaining third  years term from April 1, 2012 to March 31, 2013.

Cost of Revenues

Cost of revenue for the year ended March 31, 2012 amounting to $104,681 represents finished goods include food and beverage materials and products for catering services sold by company-owned restaurants ($94,409) and subfranchise annual fee expenses ($10,272) in respect of the subfranchise annual fee and termination fee income from Sino Wish and BJ Kenon respectively.

Cost of revenue for the period from April 1, 2010 to February 9, 2011 (Predecessor) and February 10, 2011 to March 31, 2011 (Successor) amounting to $108,272 consists of finished goods include food and beverage materials and products for catering services sold by company-owned restaurant ($98,000) and subfranchise annual fee expenses ($10,272) in respect of the subfranchise annual fee income from Sino Wish and BJ Kenon.

The decrease of cost of revenue from restaurant operation as compared to the period from April 1, 2010 to February 9, 2011 (Predecessor) and February 10, 2011 to March 31, 2011 (Successor) mainly due to material cost and waste control.

Pursuant to the terms regarding subfranchise stipulated in the supplementary franchise agreement entered between HLL and Sizegenic on March 1, 2010, HLL is required to pay Sizegenic for the second year subfranchise fee of HK$40,000 (approximately $5,128) for BJ Kenon due in April 2011 before the termination of franchise agreement with Beijing Kenon with effect from May 31, 2011.  HLL is not required to pay third year subfranchise fee following the termination of agreement with Beijing Kenon with effect from May 31, 2011.

Gross Profit

Gross profit for the year ended March 31, 2012 amounting to $289,507 represents the result of the revenues and costs of revenues from company owned restaurants ($282,172) and subfranchise fees income ($7,335).

Gross profit for the period from April 1, 2010 to February 9, 2011 (Predecessor) and February 10, 2011 to March 31, 2011 (Successor) amounting to $256,009 represents the result of the revenues and costs of revenues from company owned restaurant ($243,565) and subfranchise fee income and expenses ($12,444).

The increase of gross profit from restaurant operation as compared to the period from April 1, 2010 to February 9, 2011 (Predecessor) and February 10, 2011 to March 31, 2011 (Successor) mainly due to increased sales volume captured and material cost control for company owned restaurants.

Operating Expenses

Operating expenses for the year ended Mar 31, 2012 and the periods from February 10, 2011 to March 31, 2011 and  from April 1, 2010 to February,9, 2011consist of the following nature :

	Year ended	Successor February 10, 2011	Predecessor April 1, 2010 to
	March 31, 2012	to March 31, 2011	February 9, 2011

Staff costs	76,654	13,266	65,787
Rent, government fee, management fee	115,815	17,468	74,363
Electricity, gas and utilities	20,982	2,503	17,481
Depreciation	24,476	3,406	20,785
Professional and audit fee	129,512	28,511	9,604
Others	49,450	5,696	27,839
	416,889	70,850	215,859

According to the franchise and supplementary agreements entered by HLL and Sizegenic in February and March 2010 respectively, franchise annual fee for the first year was discounted by 50% to $5,136 (HK$40,000) and required to pay full amount at $10,272 (HK$80,000) for the second and last year of the term of agreement.

Operating Loss/income

Operating loss for year ended March 31, 2012 amounting to $127,382 represents the result of revenues, costs of revenues and operating expenses from company owned restaurants and subfranchise operations ($22,759), and the Company and HLL operating expenses ($150,141) mainly for professional and audit fees.

Operating loss for the period from April 1, 2010 to February 9, 2011 (Predecessor) and February 10, 2011 to March 31, 2011 (Successor) amounting to $30,700 represents the result of revenues, costs of revenues and operating expenses from company owned restaurant and subfranchise operation ($7,415) and Company and HLL operating expenses ($38,115) mainly for professional and audit fees.

Other income and expenses

Other income and expenses for the year ended March 31, 2012 were $3,497 and $1,372 respectively.  Other income represents the tip from Company-owned restaurants. Other expenses represents franchise management fee expenses of Company-owned restaurant.

Other income and expenses for the period from April 1, 2010 to February 9, 2011 (Predecessor) and February 10, 2011 to March 31, 2011 (Successor) were $4,777 and $1,168 respectively.  Other income represents the tip income from Company-owned restaurant. Other expenses represents franchise management fee expenses of Company-owned restaurant.

Net income or loss

Net loss for the year ended March 31, 2012 amounting to $130,862 represents the operating income of company owned restaurants ($17,154), net other income of tips and franchise management fee expenses of company owned restaurant ($2,125) and the Company and HLL operating expenses $150,141 mainly for legal and professional fees.

Net loss for the period from April 1, 2010 to February 9, 2011 (Predecessor) and February 10, 2011 to March 31, 2011 (Successor) amounting to $30,675 represents the operating income of company owned restaurants and subfranchise opration ($7,415), net other income of tips and franchise management fee expenses of company owned restaurant ($3,609) and the Company and HLL operating expenses $41,699 mainly for legal and professional fees.

Net cash provided by and used in operating activities for the year ended  March 31, 2012 and the period from February 10, 2011 to March 31, 2011 were $8,761 and $682 respectively.  They represent increased legal and professional expenses accrued for the acquisitions and of HLL and Sino Wish and the statutory reporting and filing requirements, and net loss mainly due to limited revenue and gross profit consolidation period from February 10, 2011 to March 31, 2011 respectively.

Net cash provided by investing activities for the year ended March 31, 2012 and the period from February 10, 2011 to March 31, 2011 were $7,067 and $14,088respectively.  Net cash provided by investing activities for the year ended March 31, 2012 and for period from February 10, 2011 to March 31, 2011 represent cash acquired in acquisition of Sino Wish and HLL, respectively.

Net cash used in and provided by financing activities for the year ended March 31, 2011 and the period from February 10, 2011 to March 31, 2011 were $(13,861) and $10,539 respectively.   Net cash used in financing activities for the year ended March 31, 2012 represent repayment of stockholder loan.  Net cash provided for the period from February 10, 2011 to March 31, 2011 represent proceed from stockholder for payment of legal and professional expenses on behalf of the Company and cash received from issuance of common stock approved in November 2010.

LIQUIDITY AND CAPITAL RESOURCES

A shareholder of the Company, Cheung Ming, has paid expenses on behalf of the Company in exchange for a promissory note, non-interest bearing and without fixed repayment term.  Amounts payable to the aforesaid shareholders at March 31, 2012 and 2011 were $545,455 and $131,688, respectively.

The external source of liquidity attributed to increasing operating income, improved gross margin contribution and stable operating expenses.  No material unused sources of liquid assets.

The Company anticipates that the approximately $7,000 monthly average net cash inflow generated from our Company owned restaurants will be sufficient to meet our working capital requirements for our current level of operations and to sustain our business operations at the current levels for the next twelve months.

As of March 31, 2012 and March 31, 2011, there were no material commitments for capital expenditures for business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2012 and 2011, the Company does not have any off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company and its predecessor required by Article 8 of Regulation S-X are attached to this report in the following order:

(a)

Studio II Brands as of  March 31, 2012 and for the year ended March 31, 2012, and as of March 31, 2011 and for the period from February 10, 2011 to March 31, 2011 (Successor after acquisition of Hippo Lace on February 10, 2012)

(b)

Hippo Lace  as of  February 9, 2011 and for the period from April 1, 2010 to February 9, 2011 (Predecessor prior to acquisition by Studio II)

STUDIO II BRANDS, INC. AND SUBSIDIARIES
AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED MARCH 31, 2012

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of March 31, 2012 and March 31, 2011	F-2

Consolidated Statements of Operations
for the year ended March 31, 2012, from February 10, 2011 to March 31, 2011 and from April 1, 2010 to February 9, 2011	F-3

Consolidated Statement of Stockholder’s Equity
for the year ended March 31, 2011 and 2012	F-4

Consolidated Statements of Cash Flows
for the year ended March 31, 2012, from February 10, 2011 to March 31, 2011 and from April 1, 2010 to February 9, 2011	F5-F6

Notes to the Consolidated Financial Statements	F7-F24

UHY VOCATION HK CPA LIMITED

Chartered Accountants

Certified Public Accountants

3/F, Malaysia Building, 50 Gloucester Road, Wanchai,

HONG KONG,

Tel (852) 2332 0661(23 lines)

Fax (852) 2332 0304, 2388 2086

E-mail :cpa@uhy-hk.com

Website www.uhy-hk.com

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

STUDIO II BRANDS INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Studio II Brands, Inc. and subsidiaries (the “Company”) as of March 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended March 31, 2012, and for the period from February 10, 2011 to March 31, 2011 (Successor) and for the period from April 1, 2010 to February 9, 2011 (Predecessor). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Studio II Brands, Inc. and subsidiaries as of March 31, 2012 and 2011, and the related consolidated results of its operations and its cash flows for the year ended March 31, 2012 and for the period from February 10, 2011 to March 31, 2011 (Successor) and for the period from April 1, 2010 to February 9, 2011 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in note 2 to the financial statements, the Company’s minimal revenues and its dependency from continued funding from its stockholder raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ UHY Vocation HK CPA Limited

UHY VOCATION HK CPA LIMITED

Certified Public Accountants

Hong Kong, the People’s Republic of China,    29 JUN 2012

A member of Urbach Hacker Young International Limited, an international network of independent accounting and consulting firms The UHY network is a member of the Forum of Firms

F1

STUDIO II BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	March 31, 2011
ASSETS
CURRENTS ASSETS
Cash	$ 25,912	$ 23,945
Due from related parties	320,796	12,984
Accounts receivable	-	16,886
Inventories	3,950	2,058
Total current assets	350,658	55,873

Property and equipment, net	121,784	105,478
Security deposits	105,514	41,216
Goodwill	311,291	55,484

TOTAL ASSETS	$ 889,247	$ 258,051

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 109,222	$ 51,987
Income tax payable	4,072	6,006
Payable to stockholder	88,998	-
Due to related parties	26,072	5,923
TOTAL CURRENT LIABILITIES	228,364	63,916
Payable to stockholder	538,296	131,688
TOTAL LIABILITIES	766,660	195,604

STOCKHOLDER'S EQUITY
Common stock, 100,000,000 shares authorized with par value $0.001;
14,838,018 shares issued and outstanding at March 31, 2012; 11,899,276 shares issued and outstanding at March 31, 2011)	14,838	11,900
Additional paid-in capital	446,935	258,871
Accumulated losses	(339,186)	(208,324)
TOTAL STOCKHOLDER'S EQUITY	122,587	62,447

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 889,247	$ 258,051
See accompanying notes to consolidated financial statements.

F2

STUDIO II BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended March 31,	(Successor) From February 10, 2011 to March 31,	(Predecessor) From April 1, 2010 to February 9,
	2012	2011	2011
REVENUE
Food and beverage income	$ 381,716	$ 52,139	$ 289,426

Franchise and management fee income	12,472	450	22,266
	394,188	52,589	311,692
Cost of goods sold (exclusive of depreciation)	(104,681)	(12,540)	(95,732)

Gross profit	289,507	40,049	215,960
Operating expenses	(416,889)	(70,850)	(215,859)

(Loss)/Income from operations	(127,382)	(30,801)	101

OTHER INCOME/(EXPENSES)
Other income	3,497	708	4,069
Other expenses	(1,372)	(104)	(1,064)
Total other income, net	2,125	604	3,005

(Loss)/Income before income taxes	(125,257)	(30,197)	3,106
Income tax (expense)/benefits	(6,501)	726	(4,310)
Net loss from continuing operations	(131,758)	(29,471)	(1,204)
Discontinued operation, net of tax	896	-	-

NET LOSS	$ (130,862)	$ (29,471)	$ (1,204)
Net loss per common share
Basic and fully diluted	$ (0.01)	-	$ (1,204)
Weighted average common shares outstanding	11,996,399	11,899,276	1
See accompanying notes to consolidated financial statements.

F3

STUDIO II BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

	Common Stock, Par value of $0.001				Total
			Additional	Accumulated	stockholder's
	Number	Amount	Paid-in capital	losses	equity

Balance as of April 1, 2010	3,745,676	3,746	42,486	(146,371)	(100,139)
Common stock issued for cash	5,862,500	5,863	-	-	5,863
Net loss for the period from April 1, 2010 to February 9, 2011	-	-	-	(32,482)	(32,482)
Balance as of February 9, 2011	9,608,176	9,609	42,486	(178,853)	(126,758)
Common stock issued for acquisition of HLL	2,291,100	2,291	216,385	-	218,676
Net loss for the period from February 10, 2011 to March 31, 2011	-	-	-	(29,471)	(29,471)
Balance as of March 31, 2011	11,899,276	11,900	258,871	(208,324)	62,447
Common stock issued for acquisition of Sino Wish	2,938,742	2,938	188,064	-	191,002
Net loss for the year	-	-	-	(130,862)	(130,862)
Balance as of March 31, 2012	14,838,018	14,838	446,935	(339,186)	122,587
See accompanying notes to consolidated financial statements.

F4

STUDIO II BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended March 31,	Successor From February 10, 2011 to March 31,	Predecessor From April 1, 2010 to February 9,
	2012	2011	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (131,758)	$ (29,471)	$ (1,204)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation	16,099	3,406	20,785
Changes in operating assets and liabilities:
Account and other receivable	16,543	4,907	(10,390)
Inventories	2,679	(2,058)	2,604
Due from related parties	(185,999)	-	17,832
Security deposit	(107)	-	(5,807)
Accounts payable and accrued expenses	49,570	24,317	(10,614)
Income tax payable	(2,160)	(726)	4,311
Due to related parties	(53,503)	(1,057)	(1,832)
Shareholder’s loan	-	-	184,226
Payable to stockholder	302,533	-	-
Cash provided by/(used in) operating activities-continuing operations	13,897	(682)	199,911
Cash used in discontinued operations	(5,136)	-	-
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	8,761	(682)	199,911
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant and machinery	(657)	-	(4,879)
Cash acquired in acquisition of subsidiary	7,724	14,088	-
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	7,067	14,088	(4,879)
CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment of)/proceeds from stockholder’s loan	(13,861)	4,676	(196,266)
Cash received from issuance of common stock	-	5,863	-
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(13,861)	10,539	(196,266)
NET CHANGE IN CASH	1,967	23,945	(1,234)

F5

STUDIO II BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended March 31,	Successor From February 10, 2011 to March 31,	Predecessor From April 1, 2010 to February 9,
	2012	2011	2011
CASH
Beginning of period	23,945	-	15,322
End of period	$ 25,912	$ 23,945	$ 14,088
Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ 8,609	$ -	$ -

Cash acquired from acquisition of subsidiary:

Consideration:
Equity instruments (2,938,742 common stock of the Company)	$ 191,002
Cash acquired	(7,724)
Consideration, net of cash acquired	$ 183,278

Allocated to:
Inventory	4,571
Due from related parties	103,128
Security deposit	63,848
Property and equipment	40,125
Accounts payable and accrued expenses	(74,941)
Due to related party	(15,297)
Stockholder’s loan payable	(193,964)
Net tangible liabilities	$ (72,530)

Value of excess of purchase price over net liabilities
Acquired allocated to:
Goodwill	$ 255,808

See accompanying notes to consolidated financial statements.

F6

NOTE 1 ORGANIZATION

Studio II Brands, Inc. (the “Company”) was formed on May 6, 1996 in the State of Florida. The Company’s activities before February, 2011 were primarily directed towards the raising of capital and seeking business opportunities.

The Company has transitioned from its development stage to operational activities as of February 10, 2011.  On February 10, 2011, the Company entered into and consummated a share exchange agreement and supplementary agreement with Hippo Lace Limited (“HLL”), a BVI corporation and Mr. Gu Yao (“Gu”), the sole stockholder of HLL to acquire Gu’s 100% interests of HLL and its wholly owned subsidiary, Legend Sun Limited (“Legend Sun”) a limited liability company incorporated and domiciled in Hong Kong and with its principal activity to provide catering services in Hong Kong, and pay off the stockholder’s loan from Gu to HLL. In conjunction with the acquisition and pay off the stockholder’s loan from Gu, the Company completed the closing of the exchange transaction under the terms of the Exchange Agreement and Supplementary Agreement on February 10, 2011 by issued 2,291,100 shares of its Common Stock to Gu as consideration (i) to acquire all of the issued and outstanding shares of HLL owned by Gu Yao valued at $34,450 or approximately $0.015 per share, and (ii) to pay off the outstanding shareholder loan owed to Gu Yao by HLL.  Accordingly, after completion of the transaction described above, the outstanding shareholder loan in the amount of $184,226 was owed by HLL to the Company.

On March 29, 2012, the Company through its subsidiary HLL entered into and consummated a stock purchase agreement with Sino Wish and Ms Vivian Choi (“Vivian”), the sole stockholder of Sino Wish to (i) acquire Vivian’s 100% interests of Sino Wish which is incorporated and domiciled in Hong Kong as a Company’s franchisee to operate Caffé Kenon restaurant at Tai Yau Plaza, Hong Kong, and (ii) repay the stockholder’s loan from Vivian to HLL. The purchase price for the acquisition of Sino Wish amounted to $280,000, and was determined through arm’s length negotiation.  A total of $191,002 was paid through issuance to the seller of a total of 2,938,742 shares of common stock of the Company valued at $0.065 per share.  Such shares are restricted securities as defined in Rule 144 under the Securities Act of 1933.  The balance of the purchase price in the amount of $88,998 is payable through the assumption of the outstanding balance of a shareholder loan owed by Sino Wish to the seller. The shareholder loan assumed by HLL is due and payable, without interest, in four equal quarterly installments, with payments due as of the last day of each calendar quarter following the Closing Date hereunder, with the first such installment due on or before June 30, 2012, and with the entire unpaid balance due on or before March 31, 2013.  HLL or its designees may also prepay the shareholder loan in whole or in part at any time during the fiscal year from April 1 2012 to March 31, 2013.

NOTE 2 GOING CONCERN AND MANAGEMENTS’S PLANS

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, they do not include any adjustments that might result from the outcome of this uncertainty.  The Company’s minimal revenues, its dependency from continued funding from its stockholders raise substantial double about its ability to continue as a going concern.    The Company's business plan includes raising funds from outside potential investors.  However, there is no assurance that it will be able to do so.

F7

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the United States Dollar.

(b)

Principles of Consolidation

The balance sheet as of March 31, 2012 and 2011 includes the Company and its wholly-owned subsidiaries, HLL, Legend Sun and Sino Wish, and HLL and Legend Sun, respectively.  Additionally, the results of operations and cash flows include the operations of HLL, Legend Sun and Sino Wish from the date of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

	March 31, 2012	March 31, 2011	February 9, 2011
Period end HK$:US$ exchange rate	7.7642	7.7884	-
Average twelve-months ended HK$:US$ exchange rate	7.7759	-	-
Average period ended HK$:US$ exchange rate	-	7.7734	7.7644

F8

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

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

(g)

Accounts receivables

Accounts receivable are shown net of allowance for doubtful accounts. During the period, there were no bad debts incurred and no allowance for doubtful accounts recorded at March 31, 2012. The Company’s management has established an allowance for doubtful accounts sufficient to cover probable and reasonably estimable losses. The allowance for doubtful accounts considers a number of factors, including collection experience, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable portfolios, industry norms, regulatory decisions and other factors.  Management reviews the composition of accounts receivable and analyzes any historical bad debts, customer concentrations, and customer credit worthiness.  Management’s policy is to record reserve primarily on a specific identification basis.  Accounts are written off after use of a collection agency is deemed to be no longer useful.

(h)

Security deposits

Security deposits mainly consist of five months rental and management fee security deposits, electricity and water meter deposits for company owned restaurant.

(i)

Cash

Cash consist of cash on hand and at banks.  The Company's cash deposits are held with financial institutions located in United States and Hong Kong.  Management believes these financial institutions are of high credit quality.

F9

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(j)

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in an acquisition.  Accounting Standards Codification (“ASC”)-350-30-50 “Goodwill and Other Intangible Assets” requires the testing of goodwill and indefinite-lived intangible assets for impairment at least annually.  The Company tests goodwill for impairment in the fourth quarter each year.  Goodwill impairment is computed using the expected present value of associated future cash flows.  There was no impairment of goodwill as of March 31, 2012 and 2011.

We reviewed goodwill for potential impairment as of March 31st of each year or more frequently if events or circumstances occurred that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Based on the Company’s assessment, there were no events or changes in circumstances that would indicate any impairment of long-lived assets as of March 31, 2012 and 2011.

(l)

Accounts payable and accrued expenses consist of the following:

	As of March 31, 2012	As of March 31, 2011
Accounts payable	$ 44,025	$ 8,516
Accrued expenses
Legal and professional fees	22,324	32,361
Payroll and other operating expenses	42,873	11,110
	$ 109,222	$ 51,987

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

F10

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

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

There was no asset or liability measured at fair value on a non-recurring basis as of March 31, 2012 and 2011.

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

F11

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

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

As of March 31, 2012 and 2011, the Company's management has evaluated all such proceedings and claims. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

F12

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(t)

Recent Accounting Pronouncements

We describe below recent pronouncements that have had or may have a significant effect on our financial statements. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or disclosures.

FASB Accounting Standards Update No. 2011-04

In May, 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.

The Company has adopted the methodologies prescribed by this ASU by the date required, and the ASU does not have a material effect on its financial position or results of operations.

FASB Accounting Standards Update No. 2011-05

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

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, (“ASU 2011-08”), which amends current guidance to allow a company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The amendment also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. We do not expect that the adoption of ASU 2011-08 will have a material impact on our consolidated financial statements.

F13

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

FASB Accounting Standards Update No. 2011-12

In December 2011, the FASB issued the FASB ASU No. 2011-12 “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05” (“ASU 2011-12”). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

Except for the above, there is no recently issued accounting pronouncement adopted by the Company.  Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 4 BUSINESS ACQUISITION

On March 29, 2012, the Company entered into and consummated a Stock Purchase Agreement with Sino Wish and Ms. Vivian Choi (“Vivian”), the sole shareholder of Sino Wish to (i) acquire Vivian’s 100% interests of Sino Wish incorporated and domiciled in Hong Kong as a Company’s franchisee to operate Caffé Kenon restaurant at Tai Yau Plaza, Hong Kong, and (ii) pay off the stockholder’s loan from Vivian to HLL. The purchase price for the acquisition of Sino Wish was a total of $280,000, and was determined through arm’s length negotiation.  A total of $191,002 was paid through issuance to the seller of a total of 2,938,742 shares of common stock of the Registrant valued at $0.065 per share.  Such shares are restricted securities as defined in Rule 144 under the Securities Act of 1933.  The balance of the purchase price in the amount of $88,998 is payable through the agreement of HLL to assume and pay the outstanding balance of a shareholder loan owed by Sino Wish to the seller.   The shareholder loan assumed by HLL is due and payable, without interest, in four equal quarterly installments, with payments due as of the last day of each calendar quarter following the Closing Date hereunder, with the first such installment due on or before June 30, 2012, and with the entire unpaid balance due on or before March 31, 2013.  HLL or its designees may also prepay the shareholder loan in whole or in part at any time during the fiscal year from April 1 2012 to March 31, 2013.

F14

NOTE 4 BUSINESS ACQUISITION (…/Cont’d)

Closing of the exchange transaction under the terms of the above-mentioned Exchange Agreement was completed on March 29, 2012.  As a result of closing of the stock purchase transaction, the Company acquired Sino Wish which became wholly-owned subsidiaries of the Company and consolidates Sino Wish as of March 29, 2012 in accordance with ASC 810.

In conjunction with the acquisition, the Company issued 2,938,742 shares of its common stock to Vivian as consideration (i) to acquire all of the issued and outstanding shares of Sino Wish owned by Vivian valued at $191,002 or approximately $0.065 per share, and (ii) to pay off the outstanding shareholder loan amounting to $88,998 owed to Vivian by Sino Wish.  Accordingly, after completion of the transaction described above, the outstanding shareholder loan in the amount of $88,998 was owed by Sino Wish to the Company or its designee.  As a result of the issuance of common stock under the Stock Purchase Agreement, the Company has a total of 14,838,018 shares of its common stock issued and outstanding, of which 11,899,276 shares, or approximately 80.2%, are owned by previously existing shareholders of the Company, with the balance of 2,938,742 shares, or approximately 19.8%, are owned by Vivian.

The fair values of the assets acquired and liabilities assumed at the date of acquisition as determined in accordance with ASC 805, and the purchase price allocation at the date of acquisition, were as follows:

Consideration:
Equity instruments (2,938,742 common stock of the Company)	$ 191,002
Cash acquired	(7,724)
Consideration, net of cash acquired	$ 183,278

Allocated to:
Inventory	4,571
Due from related parties	103,128
Security deposit	63,848
Property and equipment	40,125
Accounts payable and accrued expenses	(74,942)
Due to related party	(15,297)
Stockholder’s loan payable	(193,964)
Net tangible liabilities	$ (72,530)

Value of excess of purchase price over net liabilities
Acquired allocated to:
Goodwill	$ 255,808

NOTE 5 INVENTORIES

Inventories are stated at lower of cost or market.  Inventories represent finished goods include food and beverage materials and products for catering services.

F15

NOTE 6 PROPERTY AND EQUIPMENT

Property and equipment of the Company consist primarily of restaurant facilities and equipment owned and operated by the Company's wholly owned subsidiaries. Property and equipment as of March 31, 2012 and 2011 are summarized as follows:

	March 31, 2012	March 31, 2011
Furniture & equipment	$ 75,058	$ 51,835
Leasehold improvement	113,150	86,001
Computer equipment	14,703	7,066
Total	202,911	144,902
Accumulated depreciation and amortization	(81,127)	(39,424)
Balance as at year ended	$ 121,784	$ 105,478

Depreciation and amortization expense for the year ended March 31, 2012, March 31, 2011 and from April 1, 2011 to February 9, 2011 were $24,476, $3,406 and $20,784 respectively.

NOTE 7 SECURITY DEPOSITS

Security deposits mainly consist of five months rental and management fee security deposits, electricity and water meter deposits for company owned restaurant, and was recorded by the time of payment. Security and deposits as of March 31, 2012 and 2011 are summarized as follows:

	March 31, 2012	March 31, 2011
Rental and management fee security deposit	$ 90,198	$ 35,888
Electricity deposit	7,447	3,595
Water deposit	1,541	771
Gas deposit	1,926	-
Food supplies deposit	2,953	962
Others	1,195	-
	$ 105,260	$ 41,216

NOTE 8 COST OF GOODS SOLD

Cost of goods sold consists of finished goods include food and beverage materials and products for catering services sold by company-owned restaurant and the subfranchise annual fee expenses, and exclusive of depreciation expenses shown separately under Note 8 Operating Expenses.

F16

NOTE 9 OPERATING EXPENSES

Operating expenses consist of the following for the year ended March 31, 2012 and for the period from February 10, 2011 to March 31, 2011 and from April 1, 2010 to February 9, 2011.

	Year ended March 31, 2012	Successor From February 10, 2011 to March 31, 2011	Predecessor From April 1, 2010 to February 9, 2011
Staff costs	$ 76,654	$ 13,266	$65,787
Property rent, rate and management fee	115,815	17,468	74,363
Electricity and utilities	20,982	2,503	17,481
Depreciation	24,476	3,406	20,785
Professional and audit fee	129,512	28,511	9,604
Others	49,450	5,696	27,839
Total	$ 416,889	$ 70,850	$ 215,859

NOTE 10 DISCONTINUED OPERATIONS

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

The result of subfranchise operation of BJ Kenon for the year ended March 31, 2012 and for the period from February 10, 2011 to March 31, 2011 are separately reported as discontinued operation.  The net income from discontinued operation for the year ended March 31, 2012 and for the period from February 10, 2011 to March 31, 2011 are as follows:

			(Predecessor)
	Year ended	February 10, 2011	April 1, 2010
	March 31, 2012	to March 31 2012	to February 9, 2011
Revenue	$ 6,210	$ -	$ 11,880
Cost of revenue and operating expenses	(5,136)	-	(5,136)
Operating income	1,074	-	6,744
Income tax	(178)	-	(1,113)
Net income	$ 896	$ -	5,631

F17

NOTE 10 DISCONTINUED OPERATIONS (…/Cont’d)

The carrying amounts of the major classes of assets and liabilities of subfranchise of BJ Kenon as of March 31, 2012 and 2011 are amount due from related party as discussed in note 14 below, and as follows:

	March 31, 2012	March 31, 2011
Current assets (included in due from related party in consolidated balance sheet)	$ 19,194	$ 12,984

Net income of Beijing Kenon subfranchise operation for the period from April 1, 2011 to May 31, 2011 and for the year ended March 31, 2011 are as follows:

	May 31, 2011	March 31, 2011
Income before income tax	$ 1,074	-
Income tax	(178)	-
Net Income	$ 896	$ -

NOTE 11 FRANCHISE ARRANGEMENTS

Franchise arrangements are pursuant to franchise agreements entered by the Company as the franchisee and Sizegenic as the franchisor.  The Agreements require payment of franchise fees on anniversary basis and continuing monthly management fee base upon a percent of franchisees’ net income after tax to Sizegenic throughout the term of franchise.  Under this arrangement, two franchise agreements were entered in February and March 2010 respectively in which the Company is granted the right to operate a café bistro using the brand name “Caffe Kenon” for a term of 3 years and sublicense right to two subfranchisees in Hong Kong and Beijing respectively to use brand name “caffe Kenon” to operate a café bistro for a term of 3 years commencing from April 1, 2010.  Franchise fee expenses on the use of the license of the brand name and trademark “Caffe Kenon” is recorded upon the granting of the non-exclusive rights by Sizegenic as the fee is non-refundable to and non-cancellable by the Company.

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

F18

NOTE 11 FRANCHISE ARRANGEMENTS (…/Cont’d)

Revenues from franchised Caffe Kenon are as follows:

	Year ended March 31, 2012	Successor Period from February 10, 2011 to March31, 2011	Predecessor Period from April1, 2010 to February 9, 2011

Franchise and management fee income	$ 12,472	$ 450	$ 22,266

Franchise and management fee income due to the Company are as follows:

	As of March 31, 2012	As of March 31, 2011
Subfranchise annual fee due to the Company: Sino Wish	$ 5,907	$ 10,272
Beijing Kenon	11,880	11,880
	$ 17,787	$ 22,152

Future minimum franchise fee payments due from the Company under existing franchise and subfranchise arrangements are:

Year ended March 31,
2013	$ 5,136
2014	-
2015	-
2016	-
Total	$ -

Future minimum franchise fee payments due to the Company under existing franchise and subfranchise arrangements are nil.

Franchise fees owed to Sizegenic consist of franchise and subfranchise annual fee and monthly franchise management fee applicable to profit after tax of Company-owned restaurant.

The first year franchise annual fee owed to Sizegenic for the Company-owned restaurant at $5,136 as of March 31, 2010 was after a special 50% discount and full amount of $10,272 is due per annum for the second year and waived in the third year of the initial term of the agreement. On April 1, 2012, the Company based on a supplementary franchise agreement with Sizegenic in April 2010 to  grant the right to HLL for Sino Wish to operate Caffé Kenon at Tai Yau Plaza, Hong Kong at annual fee of $5,136 for the third year.

F19

NOTE 12 SEGMENT INFORMATION

The Company has two reportable segments that include franchised to operate an owned Caffe Kenon in Hong Kong and subfranchise to operate two Caffe Kenon in Hong Kong and Beijing respectively.

Each reportable segment is separately organized and focuses on different customer groups of consumers and subfranchisees.  Each reportable segment prepares a stand-alone set of financial reporting package including information such as revenue, expenses, and goodwill, and the package is regularly reviewed by the President.

The following is a summary of relevant information relating to each segment reconciled to amounts on the accompanying consolidated financial statements for the year ended Mar 31, 2012 and for the period from April 1, 2010 to February 9, 2011:

A)

Business segment reporting – by services

	Franchise	Subfranchise	Corporate	Total

Revenue	$ 381,716	$ 18,681		$ 400,397

Depreciation and amortization	(24,476)	-		(24,476)

Cost of revenues and operating expenses excluding depreciation and amortization	(341,817)	(10,272)	(150,141)	(502,230)

Operating (loss)/income	15,423	8,409	(150,141)	(126,309)

Other income	3,497	-	-	3,497

Other expenses	(1,372)	-	-	(1,372)

Total other income (net)	2,125	-	-	2,125

Income tax expenses	5,291	1,387	-	6,678

Net income/(loss) after tax	$ 12,257	$ 7,022	$(150,141)	$ (130,862)

Total assets, excluding goodwill	426,834	-	-	426,834
Goodwill	311,291	-	-	311,291
Capital expenditure	959	-	-	959

F20

NOTE 12 SEGMENT INFORMATION (…/Cont’d)

Predecessor:	Franchise	Subfranchise	Corporate	Total

Revenue	$ 289,426	$ 22,266	-	$ 311,692

Depreciation and amortization	(20,784)	-	-	(20,784)

Cost of revenues and operating expenses excluding depreciation and amortization	(269,696)	(11,593)	(9,518)	(290,807)

Operating (loss)/income	(1,054)	10,673	(9,518)	101

Other income	4,069	-	-	4,069

Other expenses	(1,064)	-	-	(1,064)

Total other income (net)	3,005	-	-	3,005

Income tax expenses	(2,549)	(1,761)	-	(4,310)

Net income/(loss) after tax	$ (598)	$ 8,912	$ (9,518)	$ (1,204)

Total assets, excluding goodwill	198,964	-	-	198,964
Goodwill	118,758	-	-	118,758
Capital expenditure	4,879	-	-	4,879

B)

Business segment reporting – by geography

As its secondary segments, the Company reports two geographical areas, which are the main market areas: Hong Kong and Beijing.  There is no any single foreign country market accounting for more than 10% of total revenues for the year ended March 31, 2012.

Geographical information

(Predecessor)
	Year ended	From April 1, 2010
	March 31, 2012	to February 9, 2011

Hong Kong	$ 387,978	$ 299,812
Beijing	6,210	11,880
Total	$ 394,188	$ 311,692

F21

NOTE 13 INCOME TAX

The Company and its subsidiaries are subject to income tax on an entity basis on income arising in or derived from the tax jurisdictions in which they operate.

The Company and HLL have not provided for income tax due to continuing loss.  Substantially all of the Company’s income before income tax expenses is generated by its operating subsidiary, Legend Sun, in Hong Kong.

A reconciliation of the expected income tax expense (based on HK income tax rate) to the actual income tax expense is as follows:

	Year ended, March 31, 2012	Successor From February 10, 2011 to March 31,2011	Predecessor From April 1, 2010 to February 9, 2011
(Loss) / Income before tax	$ (114,985)	$ (30,197)	$ 3,106
HK income tax rate	16.5%	16.5%	16.5%
Expected income tax expenses calculated at HK income tax rate	(18,972)	(4,983)	512
Tax effect of non-deductible expenses	22,610	13,636	-
Temporary difference	10,139	(7,927)	3,798
Actual income tax (expenses)/benefit	$ (6,501)	$ 726	$ 4,310

The Company's income tax provision in respect of operations in Hong Kong is calculated at the applicable tax rates on the estimated assessable profits for the year based on existing legislation, interpretations and practices in respect thereof. The standard tax rate applicable to the Company was 16.5%. The temporary difference of $10,139 for the year ended March 31, 2012 represents income tax provision and $7,927 for the period from February 10, 2011 to March 31, 2011 represents the difference between depreciation expenses and depreciation tax allowance for the plant and machinery.  No deferred tax liability has been provided as the amount involved is immaterial.

NOTE 14 OPERATING LEASE COMMITMENTS

The Company entered into rent agreements on June 1, 2009 and March 1, 2010 to lease premises for operation of two restaurants located at ground floor of Nam Hing Fong, Causeway Bay and shop no. 208 and 209 of Tai Yau Plaza, Wanchai respectively.  The lease of premises at Nam Hing Fong was for a term of 5 years at a monthly rental rate of $6,667 for the first three years and $8,333 for the last two years.

The lease of premises at Tai Yau Plaza was for a term of 6 years at a monthly rental rate of $7,451 and monthly service charges of $1,304 for the first three years and at the prevailing current market rate for the last three years.

F22

NOTE 14 OPERATING LEASE COMMITMENTS (…/Cont’d)

As of March 31, 2012, the total future minimum lease payments under non-cancellable operating lease in respect of leased premises are payable as follows:-

Year ended March 31,
2013	$ 209,888
2014	111,960
2015	18,660
Total	$ 340,508

NOTE 15 RELATED PARTY TRANSACTIONS

Balance with related party	March 31, 2012	March 31, 2011

Payable to shareholders:
(a) Cheung Ming, stockholder	$ 525,455	$ 131,688

(b) Gu Yao, stockholder	$ 12,841	$ -

(c)Vivian Choi, stockholder	$ 88,998	$ -

Due from related party:
(d) Beijing Kenon Bristro Catering Limited ("BJ Kenon")
Common stockholder, Gu Yao	$ 19,194	$ 12,984

(e) Sizegenic Holdings Limited group companies ("Sizegenic group")
Common stockholder, Cheung Ming	$ 293,390	$ -

Due to related party:
(g) Frascona, Joiner, Goodman and Greenstein, P.C (“FJGG”)
Common stockholder, Gary Joiner	$ 18,239	$ -

The Company had amount payable to shareholders:

(a) The payables to Cheung Ming mainly represent payment by Cheung Ming on behalf of the Company for primarily the legal and professional expenses.  This advance is unsecured, non-interest bearing and without fixed repayment term.

(b) The payables to Gu Yao mainly represent cash advance by Gu Yao for operation need of Sino Wish.  This advance is unsecured, non-interest bearing and without fixed repayment term.

(c)The payables to Vivian Choi mainly represent cash advance by Vivian for operation need of Sino Wish. This advance is unsecured, non-interest bearing and an amount of $88,998 is repayable by four installments due as of the last day of each calendar quarter following the Closing Date of the stock purchase agreement on March 29, 2012 to acquire 100% share of Sino Wish from Vivian, the sole shareholder with the first such installment due on or before June 30, 2012, and with the entire unpaid balance due on or before March 31, 2013.  HLL or its designees may also prepay the shareholder loan in whole or in part at any time during the fiscal year from April 1 2012 to March 31, 2013.

F23

NOTE 15 RELATED PARTY TRANSACTIONS (…/Cont’d)

The Company had amount receivable from and payable to related parties.

(d) The amount receivable from BJ Kenon mainly represents the franchise annual fee and termination fee income pursuant to the franchise agreement for a term of 3 years entered on April 1, 2010 and terminated on May 31, 2011.

(e) The amount receivable from Sizegenic group represents cash advance to Sizegenic Holdings Limited and its group companies for operation need.  These advances are unsecured, non-interest bearing and without fixed repayment term.

(f) The amount payable to FJGG mainly represents the legal and professional fee for provision of legal advice, review and comment, and filing of statutory reports.

NOTE 16 CERTAIN RISK AND CONCENTRATION

Credit risk

As of March 31, 2012 and 2011, substantially all of the Company’s cash included bank deposits in accounts maintained within Hong Kong, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

There were no significant customers or vendors which accounts for 10% or more of the Company’s revenues or purchases during the periods presented.

NOTE 17 SUBSEQUENT EVENT

We evaluated subsequent events through the issuance date of our financial statements.

After acquisition of Sino Wish by HLL, HLL and Sino Wish agreed to terminate the franchise agreement signed on April 1, 2010 with effect from April 1, 2012.  In this connection, HLL based on a supplementary agreement entered with Sizegenic in March 2010 to grant the right to Sino wish to operate the caffé Kenon restaurant at Tai Yau Plaza, Hong Kong at annual fee of $5,136 for the third year of the term.

NOTE 17 SUBSEQUENT EVENT (…/Cont’d)

In conjunction with the termination of subfranchise agreement:

(a)

no subfranchise fee income of HK$80,000 (approx. $10,272) from Sino Wish for  the remaining third year term of the agreement to be recognized in April of 2012.

(b)

franchise fee expenses of HK$40,000 (approx. $5,136) for Sino Wish for the remaining third year term of the agreement to be recognized in April of 2012.

F24

HIPPO LACE LIMITED

FOR THE PERIOD FROM
APRIL 1, 2010 TO FEBRUARY 9, 2011

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	FF1
Consolidated Balance Sheets as of February 9,2011 and March 31, 2010	FF2

Consolidated Statements of Income and
Comprehensive Income for the Period from February 24, 2010 to March 31, 2010 and from April 1, 2010 to February 9, 2011	FF3

Consolidated Statement of Stockholder’s Equity
for the Period from February 24, 2010 to March 31, 2010 and from April 1, 2010 to February 9, 2011	FF4

Consolidated Statements of Cash Flows
for the Period from February 24, 2010 to March 31, 2010 and from April 1, 2010 to February 9, 2011	FF5-FF6

Notes to the Consolidated Financial Statements	FF7–F21

F25

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

FF4

HIPPO LACE LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the period from April 1, 2010 to February 9,	For the period from February 24, 2010 to March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/income	$ (1,204)	$ 16,148
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	20,785	45
Changes in operating assets and liabilities:
Due from related party	17,832	(20,545)
Account receivable	(10,273)	-
Other receivable	(117)	(5,417)
Inventories	2,604	2,597
Prepaid expenses	(5,668)	9,218
Security deposits	(139)	-
Accounts payable and accrual expenses	(10,614)	15,405
Income tax payable	4,311	2,421
Due to related party	(1,832)	(22,005)
Shareholder’s loan	184,226	-
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	199,911	(2,133)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of subsidiary, net of cash acquired	-	(177,565)
Purchase of property and equipment	(4,879)	-
NET CASH USED IN INVESTING ACTIVITIES	(4,879)	(177,565)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment of)/Proceed from stockholder's loan	(196,266)	195,020
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(196,266)	195,020

NET (DECREASE)/INCREASE IN CASH	_ _(1,234)	15,322
CASH
Beginning of period	15,322	-

End of period	$ 14,088	$ 15,322

FF5

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Cash paid for acquisition of subsidiary, net of cash acquired:

Consideration paid:
Cash paid, net of cash acquired		$ 177,565

Allocated to:
Inventory		$ 5,201
Due from related party		10,272
Other receivable and prepaid expenses		9,651
Security deposit		40,960
Property and equipment		124,834
Accounts payable		(7,561)
Accrued expenses		(7,535)
Due to related party		(30,817)
Stockholder’s loan payable to Sizegenic		(86,198)
		$ 58,807
Value of excess of purchase price over net assets
Acquired allocated to:
Goodwill		$ 118,758

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

(g)

Other receivable

Other receivables mainly represent the coffee machine purchased on behalf of Sino Wish.

FF8

HIPPO LACE LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM APRIL 1, 2010 TO FEBRUARY 9, 2011

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

(h)

Cash

Cash consist of cash on hand and at banks. Substantially all of the Company's cash deposits are held with financial institutions located in Hong Kong. Management believes these financial institutions are of high credit quality.

(i)

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

Year ended March 31,
2011	$ 10,959
2012	80,004
2013	96,664
2014	99,996
2015	16,666
Total	$ 304,289

NOTE 13 RELATED PARTY TRANSACTIONS

Balance with related party

	February 9, 2011	March 31, 2010
(a)Stockholder’s loan:
- Gu Yao, stockholder	$ 184,226	$196,266

Due from related party:
(b)Beijing Kenon Bistro Catering Limited (“BJ Kenon”) (Under common control of Gu Yao)	$ 12,985	-
(c) Due from related party:
- Joystick Limited (“Joystick”) (Under common control of Cheung Ming)	$ -	$ 30,817
Amount charge to Joystick
	$ -	$ 51,362
(d) Due to related party:
- Sizegenic Holdings Limited (“Sizegenic”) (Common stockholder, Cheung Ming)	$ 6,980	$ 8,812

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

FF21

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our President and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our President and Chief Financial Officer have identified a material weakness in connection with the preparation of our consolidated financial statements as of and for the period ended March 31 2012 and have thus concluded that our disclosure controls and procedures were not effective to provide reasonable assurance of the achievement of these objectives.  A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness and control deficiency primarily related to absence of a Chief Financial Officer with appropriate professional experience with U.S. GAAP and SEC rules and regulations.

We believe that the material weakness and other control deficiencies we have identified are temporary because our management intends to hire a consultant with experience in U.S. GAAP accounting and SEC rules and regulations, but based on the current size and cashflow of the company, we are not able to do so.  Our management intends to conduct an assessment of the effectiveness of our disclosure control and procedures, and internal control over financial reporting in the coming months if we acquire another operating business or assets, and re-consider the need for hiring a consultant.

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

Management, including the President and Chief Financial Officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the President and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2012 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, and due to the identified material weakness and internal control deficiency as discussed above, our management has concluded that, as of March 31, 2012, the Company's internal control over financial reporting was not effective.

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

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

As of March 31, 2012, the directors and executive officers serving the Company were as follows:

Name	Age	Position
Cheung Ming	52	President and Chairman
Cheung Sing	49	Director and Vice Chairman
Yam Kee Cheong	57	Director
Leung Kin Wah	50	Chief Financial Officer
Chan Tak Hing	61	Director

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

Biographical Information

Cheung Ming - Mr. Cheung Ming is 52 years old.  Mr. Cheung Ming served as President and as a Director of the Company since April 13, 2012.  From February, 2008 to May 16, 2011, Cheung Ming served as President, Chief Executive Officer and as a Director of the Company, and served as Chairman of the Board of Directors from November, 2010 to May 16, 2011. On May 16, 2011, Cheung Ming resigned from his positions as President, Chief Executive Officer, Director and Chairman of the Board of Directors. In addition to his work with the Company, Mr. Cheung Ming also serves as the Chief Executive Officer of Hengli & Liqi Furniture Limited, a Hong Kong corporation that specializes in furniture production from early 2006 to the present.  As President of the Company, Mr. Cheung Ming was responsible for the overall business development of the Company.  Mr. Cheung Ming was appointed as a director because he has extensive business management experience, including 27 years of experience in the area of retail business in China, Hong Kong and Taiwan.

Cheung Sing – Mr. Cheung Sing is 49 years old.  Mr. Cheung Sing has served as a Director of the Company since April, 2008, and as Vice Chairman of the Board of Directors since November, 2010. On May 16, 2011, Cheung Sing was appointed as President, Chief Executive Officer and Chairman of the Board of Directors.  On February 17, 2012, Cheung Sing resigned from the position as Chief Executive Officer of the Company, and Chairman of the Board of Directors.  On April 13, 2012, Cheung Sing resigned from the position as President of the Company.  In addition to his work with the Company, from July, 1999, to the present, Mr. Cheung Sing, has been the Vice President of Hengli & Liqi Furniture Limited which is located in Hong Kong and is in the business of manufacturing indoor furniture.  As Vice President of Hengli & Liqi, Mr. Cheung Sing is responsible for product developments, sales presentation, order executions and customer relations.  From June 2000 to December 2002, Mr. Cheung Sing served as the Director of Operations of China Merchandise Company Limited (CMCL) which is located in Ningbo, China and is in the business of manufacturing outdoor furniture.  As Director of Operations of CMCL, Mr. Cheung Sing was responsible for marketing and sales, order executions and the administration of the office in Ningbo.  Mr. Cheung Sing was appointed as a director because he has extensive management experience in various business areas including manufacturing, product development, sales and marketing in both Hong Kong and China.

Yam Kee Cheong – Mr. Yam is 57 years old and since November, 2010, has served as a Director of the Company. Mr. Yam was admitted as a solicitor of Hong Kong in 1994.  From 1997 to the present he has been engaged in the practice of law in Hong Kong as a founder and partner of the solicitors firm, Messrs Johnnie Yam, Jacky Lee & Co. in 1997. Mr. Yam was also admitted as a solicitor of England and Wales.  Mr. Yam has also obtained LL.B. of University of London, LL.B. of Peking University and LLD of China University of Political Science and Laws.  Mr. Yam was appointed as a director because of his expertise in commercial law matters in Hong Kong and his professional qualifications as a Chinese lawyer.

Leung Kin Wah – Mr. Leung is 50 years old and since November, 2010 has served as Chief Financial Officer of the Company.  From June, 2009 to November, 2010, he served as Head of Finance of Ever Lucid, Ltd., from January, 2008 to May, 2009, he was self studying for ACCA examination, and from November, 1984 through December, 2008, he worked at PCCW Ltd., a Hong Kong listed company, with the last title of assistant accounting manager.  Mr. Leung is a Certified General Accountant of Canada and fellow of the ACCA.  Mr. Leung was appointed as Chief Financial Officer because of his professional accountancy qualifications, experience in working with public companies listed in Hong Kong, and knowledge regarding financial and internal control management.

Chan Tak Hing – Mr. Chan is 61 years old and since November, 2010 has served as a Director of the Company.  From September, 2009, to the present, he has served as Executive Chef of Ever Lucid, Ltd., and responsible for the management of kitchen operations.  Mr. Chan was a Chef of a Chinese restaurant from mid-year of 1996 to 1999 and looked after his grandchildren until August, 2009.  Mr. Chan has 30 years experiences of Chinese and Western style cuisine and kitchen management.  Prior to joining the Company, Mr. Chan served various styles of Chinese and Western restaurants included Chinese traditional style and hotpot restaurants, western style bistros and restaurants.  Mr. Chan was appointed as a director because of his extensive experience in food preparation and kitchen management.

Family Relationships

Mr. Cheung Ming and Mr. Cheung Sing are brothers.

Subsequent Event

As reported in a Current Report on Form 8-K dated April 13, 2012, and filed with the Securities and Exchange Commission on April 18, 2012, Mr. Cheung Sing resigned from his positions as President of the Company.  On April 13, 2012, the Board of Directors appointed Mr. Cheung Ming as President of the Company.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, the Company believes that, as of March 31, 2012, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied.

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

ITEM 11.

EXECUTIVE COMPENSATION.

No plan or non-plan compensation has been awarded to, earned by, or paid to any director or executive officer of the Company during the fiscal years ended March 31, 2012 and 2011.  There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan as a result of the acquisition of HHL through completion of stock exchange, although it anticipates that it eventually will compensate our officers and directors for services with stock or options to purchase stock, in lieu of cash.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth, as of March 31, 2012, the ownership of each executive officer and director of the Registrant, and of all executive officers and directors of the Registrant as a group, and each person known by the Registrant to be a beneficial owner of 5% or more of its common stock. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Registrant except as may be otherwise noted.

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common	Cheung Ming (1) 16/F Honest Motors Building, 9-11 Leighton Road, Causeway Bay, Hong Kong	5,023,000	33.85%
Common	Cheung Sing (1) 16/F Honest Motors Building, 9-11 Leighton Road, Causeway Bay, Hong Kong	350,000	2.36%

Common	Yam Kee Cheong (1) Flat 706, Blk 2, Heng Fa Chuen, Chai Wan, HongKong	70,000	0.47%
Common	Leung Kin Wah (1) Flat A, 21/F.,Blk 8, East Point City, Tseung Kwan O, N.T. Hong Kong	35,000	0.24%
Common	Chan Tak Hing (1) Rm C, Flat L, 8/F., Malahon Apartments, 501-515 Jeffe Road, Wanchai, Hong Kong	35,000	0.24%
Common	Gu Yao Room 3003, Building Six, Hong Qiao Road, Shanghai, China	2,291,100	15.44%
Common	Fang Huaying Rm 402, Building 14, 3329 Hongmei Rd, Minhang District, Shanghai, China	1,050,000	7.08%
Common	Vivian Choi Flat B, 17/F., Tower 8, Pacific Palisades Phase 1, 1 Braemar Hill Road, North Point, Hong Kong	2,938,492	19.8%
Common	All Directors and Executive Officers as a Group ( 5 in number)	5,688,000	37.15%

(1)

The person listed was an officer, a director, or both, of the Company as of March 31, 2012.

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

The Company’s subsidiary, HLL has an outstanding shareholder loan in the amount of $184,226, and $184,226, as of March 31, 2012, and March 31, 2011, respectively.  Prior to February 10, 2011, the loan was from Gu Yao who is the holder of 2,291,100 shares, or approximately 15.44%, of the Company’s issued and outstanding common stock. The stockholder’s loan mainly represents amount advanced to HLL by Gu Yao for the purpose of acquiring Legend Sun as the wholly owned subsidiary, on February 24, 2010.  This loan is unsecured, non-interest bearing and repayable on December 11, 2011.  On February 10, 2011, the Company issued a total of 2,291,100 shares of its common stock to Gu Yao as consideration (i) to acquire all of the issued and outstanding shares of HLL owned by Gu Yao valued at $34,450, and (ii) to pay off the outstanding shareholder loan owed to Gu Yao by HLL.  Accordingly, after completion of the transaction described above, the outstanding shareholder loan in the amount of $184,226 was owed by HLL to its sole shareholder, Studio II.

HLL also had amounts payable to and receivable from related parties as of March 31, 2012 and 2011.  The amounts payable to related parties were $89,015 and $5,923, as of March 31, 2012 and 2011, respectively.  They mainly represent payable to Cheung Ming and Gu Yao, shareholders of the Company and franchise fees payable to Sizegenic Holdings, Ltd., an entity which is under common control of Cheung Ming, the Company’s President.  As of March 31, 2012, HLL had $19,194 receivable from Beijing Kenon Bistro Catering Limited, which mainly represents the first year annual franchise fee and termination fee income.  Beijing Kenon Bistro Catering Limited is under common control with Gu Yao, the holder of approximately 15.44% of the Company’s issued and outstanding common stock.

The Company also had amounts payable to shareholders in the amount of $627,294 and $131,688 as of March 31, 2012 and 2011, respectively.  They are amounts payable to Cheung Ming , Gu Yao and Vivian Choi who are the holders of 5,023,000 shares, or approximately 33.85%, 2,291,100 shares, or approximately 15.44%, and 2,938,492 shares, or approximately 19.8%, of the Company’s issued and outstanding common stock. The amounts payable to Cheung Ming in the amount of $545,455 and 131,688 as of March 31, 2012 and 2011, respectively mainly represent payment of legal and professional services for the Company. The payable is unsecured, non-interest bearing and no fixed repayment term.  The amount payable to Gu Yao in the amount of $12,841 mainly represents the cash advance to Sino Wish for its operation need.  The amount payable to Vivian Choi in the amount of $88,998 as of March 31, 2012 mainly represents the amount payable by the Company’s subsidiary Sino Wish acquired in March, 2012 pursuant to the stock purchase agreement entered by HLL, Sino Wish and Vivian Choi, the former shareholder owned 100% share of Sino Wish.  The payable of $88,998 will be repaid without interest, in four equal quarterly installments, with payments due as of the last day of each calendar quarter following the Closing Date on March 29, 2012, with the first such installment due on or before June 30, 2012, and with the entire unpaid balance due on or before March 31, 2013.  HLL or its designees may also prepay the shareholder loan in whole or in part at any time during the fiscal year from April 1 2012 to March 31, 2013.

The law firm of Frascona, Joiner, Goodman and Greenstein, P.C., has billed the Company $56,994 and $33,376 for legal fees for the fiscal year ended March 31, 2012, and March 31, 2011, respectively.  Gary Joiner, who is a shareholder of the Company, is also a shareholder, officer and director, of Frascona, Joiner, Goodman and Greenstein, P.C., a law firm which provides legal services to the Company.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by UHY Vocation HK CPA Limited for audit of the Company’s financial statements for the fiscal year ended March 31, 2012 were $28,000.

Audit Related Fees

(2)

UHY Vocation HK CPA Limited billed the Company $43,080 for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal year ended March 31, 2011.

Tax Fees

(3)

The aggregate fees billed by UHY Vocation HK CPA Limited for tax compliance, advice and planning were $0.00 for the fiscal year ended March 31, 2012.

All Other Fees

(4)

The aggregate fees billed by UHY Vocation HK CPA Limited for services other than the foregoing were $0 during the fiscal year ended March 31, 2012.

Audit Committee Pre-approval Policies and Procedures

(5)

Studio II Brands, Inc., a blind pool reporting company which is not yet publicly traded, does not have an audit committee per se. The current board of directors functions as the audit committee.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Audited Balance Sheet of Studio II Brands, Inc., and subsidiaries, as of March 31, 2012 and 2011, and related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended March 31, 2012, and for the period from February 10, 2011 to March 31, 2011 (Successor) and for the period from April 1, 2010 to February 9, 2011 (Predecessor.

Audited Balance Sheet of Hippo Lace Limited and Subsidiary as of February 9, 2011 and March 31, 2010, and related consolidated statements of operations, changes in stockholders equity, and cash flows for the periods from April 1, 2010 to February 9, 2011 and from February 24, 2010 to March 31, 2010.

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

SCH XBRL Instance Document.

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

By:  /S/ Cheung Ming

Cheung Ming, President, Principal Executive Officer

Date: June 29, 2002

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Cheung Ming

Cheung Ming, President, Director

Date:  June 29, 2002

By:  /S/ Leung Kin Wah

Leung Kin Wah, Chief Financial Officer, Principal Accounting Officer

Date:  June 29, 2002

By:  /S/ Cheung Sing

Cheung Sing, Director

Date: June 29, 2002

By:  /S/ Yam Kee Cheong

Yam Kee Cheong, Director

Date:  June 29, 2002

By:  /S/ Chan Tak Hing

Chan Tak Hing, Director

Date:  June 29, 2002