Form 10-K/A
period 2012-03-31
STUDIO II BRANDS INC
filed 2012-07-03
CIK 1081091

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

EXPLANATORY NOTE

Studio II Brands Inc.  (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment 1”) to its periodic report on Form 10-K, which was originally filed with the Securities and Exchange Commission on July 3, 2012 “Original Filing”) for the sole purpose of  providing the Company’s financial statements in an interactive data format using eXtensible Business Reporting Language (XBRL).

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

The result of subfranchise operation of BJ Kenon for the year ended March 31, 2012 and for the period from February 10, 2011 to March 31, 2011 are separately reported as discontinued operation.  The net income from discontinued operation for the year ended March 31, 2012 and for the period from February 10, 2011 to March 31, 2011 are as follows:

			(Predecessor)
	Year ended	February 10, 2011	April 1, 2010
	March 31, 2012	to March 31 2012	to February 9, 2011
Revenue	$ 6,210	$ -	$ 11,880
Cost of revenue and operating expenses	(5,136)	-	(5,136)
Operating income	1,074	-	6,744
Income tax	(178)	-	(1,113)
Net income	$ 896	$ -	$ 5,631

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

Date: July 3, 2012

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Cheung Ming

Cheung Ming, President, Director

Date: July 3, 2012

By:  /S/ Leung Kin Wah

Leung Kin Wah, Chief Financial Officer, Principal Accounting Officer

Date: July 3, 2012

By:  /S/ Cheung Sing

Cheung Sing, Director

Date: July 3, 2012

By:  /S/ Yam Kee Cheong

Yam Kee Cheong, Director

Date: July 3, 2012

By:  /S/ Chan Tak Hing

Chan Tak Hing, Director

Date: July 3, 2012