Form 10-Q
period 2012-06-30
STUDIO II BRANDS INC
filed 2012-08-15
CIK 1081091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 0-51355

STUDIO II BRANDS, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0664963
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

16F/ Honest Building 9-11 Leighton Road Causeway Bay, Hong Kong
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

[X ] Yes   [] No

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

[X] No

As of August 14, 2012, the Issuer had 14,838,018 shares of common stock issued and outstanding.

         QUARTERLY REPORT ON FORM 10-Q

          OF STUDIO II BRANDS, INC.

               FOR THE PERIOD ENDED JUNE 30, 2012

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

STUDIO II BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2012 (unaudited)	March 31, 2012

ASSETS
CURRENTS ASSETS
Cash	$ 24,257	$ 25,912
Due from related party	379,929	320,796
Inventories	3,456	3,950
Total current assets	407,642	350,658

Property and equipment, net	114,458	121,784
Security deposits	113,906	105,514
Goodwill	311,291	311,291

TOTAL ASSETS	$ 947,297	$ 889,247

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 111,936	$ 109,222
Income tax payable	3,190	4,072
Payable to stockholder	88,998	88,998
Due to related party	18,239	26,072
TOTAL CURRENT LIABILITIES	222,363	228,364

Payable to stockholder	593,170	538,296
TOTAL LIABILITIES	815,533	766,660

COMMITMENS AND CONTINGENCIES STOCKHOLDER'S EQUITY
Common stock, 100,000,000 shares authorized with par value $0.001;
14,838,016 shares issued and outstanding as of June 30, 2012 and March 31, 2012	14,838	14,838
Additional paid-in capital	446,935	446,935
Accumulated deficit	(330,009)	(339,186)
TOTAL STOCKHOLDER'S EQUITY	131,764	122,587

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 947,297	$ 889,247
See accompanying notes to consolidated financial statements (unaudited).

STUDIO II BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three-months ended June 30, 2012	Three-months ended June 30, 2011
REVENUE
Food and beverage income	$ 213,187	$94,216
Franchise and management fee income	-	10,272
	213,187	104,488
Cost of goods sold (exclusive of depreciation)	(53,351)	(32,160)
Gross profit	159,836	72,328
Operating expenses	(151,981)	(96,055)
OPERATING INCOME/(LOSS)	7,855	(23,727)

OTHER INCOME/(EXPENSES)
Other income	1,322	927
Other expenses	-	(492)
TOTAL OTHER INCOME, NET	1,322	435
NET INCOME/(LOSS) BEFORE INCOME TAXES	9,177	(23,292)
Income tax expenses	-	(1,112)
NET INCOME/(LOSS) FROM CONTINUING OPERATIONS	9,177	(24,404)
Discontinued operations, net of taxes	-	897
NET INCOME/(LOSS)	$ 9,177	$ (23,507)

Basic and fully diluted loss from continuing operations per common share	$ -	$ -
Basic and fully diluted income from discontinued operations per common share	$ -	$ -
Basic and fully diluted (loss)/income per common share	$ -	$ -

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	14,838,018	11,899,276
See accompanying notes to consolidated financial statements (unaudited).

STUDIO II BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY FOR THE THREE MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

	Common Stock, Par value of $0.001				Total
			Additional	Accumulated	stockholder's
	Number	Amount	Paid-in capital	deficit	equity

Balance as of March 31, 2012	14,838,018	$ 14,838	$446,935	$ (339,186)	$ 122,587
Net income	-	-	-	9,177	9,177
Balance as of June 30, 2012	14,838,018	$ 14,838	$ 446,935	$ (330,009)	$ 131,764
See accompanying notes to consolidated financial statements (unaudited).

STUDIO II BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three months ended June 30,2012	Three months ended June 30,2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss) from continuing operations	$ 9,177	$ (24,404)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation	8,238	6,098
Changes in operating assets and liabilities:
Due from related party	(59,133)	(8,193)
Account receivable	-	6,163
Inventory	494	(275)
Security deposits	(8,392)	(128)
Account payable and accrued expenses	2,715	1,132
Due to related party	(7,833)	(2,070)
Income tax payable	(882)	(1,310)
Cash used in operating activities-continuing operations	(55,616)	(22,987)
Cash used in operating activities-discontinued operations	-	(5,136)
NET CASH USED IN OPERATING ACTIVITIES	(55,616)	(28,123)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(913)	(657)
NET CASH USED IN INVESTING ACTIVITIES	(913)	(657)
CASH FLOWS FROM FINANCING ACTIVITIES
Advance from stockholder	54,874	16,200
NET CASH PROVIDED BY FINANCING ACTIVITIES	54,874	16,200

NET DECREASE IN CASH	(1,655)	(12,580)
Beginning of period	$ 25,912	$ 23,945
End of period	$ 24,257	$ 11,365
Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ (884)	$ (2,421)

STUDIO II BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

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

On March 29, 2012, the Company through its subsidiary HLL entered into and consummated a stock purchase agreement with Sino Wish Limited (“Sino Wish”) and Ms Vivian Choi (“Vivian”), the sole stockholder of Sino Wish to (i) acquire Vivian’s 100% interests of Sino Wish which is incorporated and domiciled in Hong Kong as a Company’s franchisee to operate Caffé Kenon restaurant at Tai Yau Plaza, Hong Kong, and (ii) repay the stockholder’s loan from Vivian to HLL. The purchase price for the acquisition of Sino Wish amounted to $280,000, and was determined through arm’s length negotiation.  A total of $191,002 was paid through issuance to the seller of a total of 2,938,742 shares of common stock of the Company valued at $0.065 per share.  Such shares are restricted securities as defined in Rule 144 under the Securities Act of 1933.  The balance of the purchase price in the amount of $88,998 is payable through the assumption of the outstanding balance of a shareholder loan owed by Sino Wish to the seller. The shareholder loan assumed by HLL is due and payable, without interest, in four equal quarterly installments, with payments due as of the last day of each calendar quarter following the Closing Date hereunder, with the first such installment due on or before June 30, 2012, and with the entire unpaid balance due on or before March 31, 2013.  HLL or its designees may also prepay the shareholder loan in whole or in part at any time during the fiscal year from April 1 2012 to March 31, 2013.

NOTE 2 GOING CONCERN AND MANAGEMENTS’S PLANS

The Company received going concern opinion as of March 31, 2012 from its auditors, UHY Vocation HK CPA Limited.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, they do not include any adjustments that might result from the outcome of this uncertainty.  The Company’s minimal revenues, its dependency on continuing funding from its stockholders raise substantial double about its ability to continue as a going concern.    The Company's business plan includes raising funds from outside potential investors.  However, there is no assurance that it will be able to do so.

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

(b)

Principles of Consolidation

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The balance sheet as of June 30 and March 31, 2012 includes the Company and its wholly-owned subsidiaries, HLL, Legend Sun and Sino Wish.  Additionally, the results of operations and cash flows include the operations of HLL, Legend Sun and Sino Wish from the date of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

	June 30, 2012	June 30, 2011	March 31, 2012

Period end HK$:US$ exchange rate	$7.7570	7.7832	$7.7642
Average three-months ended HK$:US$ exchange rate	$7.7595	$7.7773	-

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

 (g)

Accounts receivables

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accounts receivable are shown net of allowance for doubtful accounts. During the period, there were no bad debts incurred and no allowance for doubtful accounts recorded at both June 30 and March 31, 2012. The Company’s management has established an allowance for doubtful accounts sufficient to cover probable and reasonably estimable losses. The allowance for doubtful accounts considers a number of factors, including collection experience, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable portfolios, industry norms, regulatory decisions and other factors. Management reviews the composition of accounts receivable and analyzes any historical bad debts, customer concentrations, and customer credit worthiness.  Management’s policy is to record a reserve primarily on a specific identification basis.  Accounts are written off after use of a collection agency is deemed to be no longer useful.

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

(j)

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in an acquisition.  Accounting Standards Codification (“ASC”)-350-30-50 “Goodwill and Other Intangible Assets” requires the testing of goodwill and indefinite-lived intangible assets for impairment at least annually.  The Company tests goodwill for impairment in the fourth quarter each year.  Goodwill impairment is computed using the expected present value of associated future cash flows.  There was no impairment of goodwill as of June 30 and March 31, 2012.

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

Based on the Company’s assessment, there were no events or changes in circumstances that would indicate any impairment of long-lived assets as of June 30 and March 31, 2012.

(l)

Accounts payable and accrued expenses consist of the following:

	June 30, 2012 (Unaudited)	March 31, 2012
Accounts payable	$43,771	$44,025
Accrued expenses
Legal and professional fees	18,080	22,324
Payroll and other operating expenses	50,085	42,873
	$111,936	$109,222

(m)

Fair value measurements

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

There was no asset or liability measured at fair value on a non-recurring basis as of June 30 and March 31, 2012.

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

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

(r)

Segment information

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s operating segments. Management, including the chief operating decision maker, reviews operating results solely by monthly revenue and operating results of the two operating subsidiaries in Hong Kong. As such, management has determined that the two subsidiaries are the Company’s only operating segment. As the Company’s operations and customers are principally all located in Hong Kong, no geographic information has been presented.

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

As of June 30, 2012 and March 31, 2012, the Company's management has evaluated all such proceedings and claims. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

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

Value of excess of purchase price over net liabilities

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Acquired allocated to:
Goodwill	$ 255,808

NOTE 5 DISCONTINUED OPERATIONS

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

The result of subfranchise operation of BJ Kenon for the three months ended June 30, 2012 and 2011 are separately reported as discontinued operation.  The net income from discontinued operation for the three months ended June 30, 2012 and 2011 are as follows:

	Three-months ended
	June 30, 2012	June 30, 2011
Revenue	$ -	$ 6,210
Cost of revenue and operating expenses	-	(5,136)
Operating income	-	1,074
Income tax	-	(177)
Net income	$ -	$ 897

The carrying amounts of the major classes of assets and liabilities of subfranchise of BJ Kenon as of June 30, 2012 and March 31, 2012 are amount due from related party as discussed in note 15 below, and as follows:

	June 30, 2012	March 31, 2012
Current assets (included in due from related party in consolidated balance sheet)	$ 19,194	$ 19,194

Net income of Beijing Kenon subfranchise operation for the three months ended June 30, 2012 and 2011 are as follows:

	June 30, 2012	June 30, 2011
Income before income tax	$ -	$ 1,074
Income tax	-	(177)
Net income	$ -	$ 897

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 INVENTORIES

Inventories are stated at lower of cost or market.  Inventories represent finished goods include food and beverage materials and products for catering services.

NOTE 7 PROPERTY AND EQUIPMENT

Property and equipment of the Company consist primarily of restaurant facilities and equipment owned and operated by the Company's wholly owned subsidiaries. Property and equipment as of June 30 and March 31, 2012 are summarized as follows:

	June 30, 2012 (Unaudited)	March 31, 2012
Furniture & equipment	$75,971	$	$ 75,058
Leasehold improvement	113,150		113,150
Computer equipment	14,703		14,703
Total	203,824		202,911
Accumulated depreciation and amortization	(89,366)		(81,127)
Balance as at period ended	$114,458	$	$ 121,784

Depreciation and amortization expense for the three months ended June 30 2012 and 2011 were $8,238and 6,098, respectively.

NOTE 8 SECURITY DEPOSITS

Security deposits mainly consist of five months rental and management fee security deposits, electricity and water meter deposits for company owned restaurant, and was recorded by the time of payment. Security and deposits as of June 30 and March 31, 2012are summarized as follows:

	June 30, 2012	March 31, 2012
	(Unaudited)
Rental and management fee security deposit	$98,622	$ 90,198
Electricity deposit	7,448	7,447
Water deposit	1,541	1,541
Gas deposit	1,926	1,926
Food supplies deposit	3,018	2,953
Other deposit	1,351	1,449
	$113,906	$ 105,514

NOTE 9 COST OF GOODS SOLD

Cost of goods sold consists of finished goods include food and beverage materials and products for catering services sold by company-owned restaurant and the subfranchise annual fee expenses and exclusive of depreciation expenses shown separately under Note 10 Operating Expenses.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 OPERATING EXPENSES

Operating expenses consist of the following for the three months ended June 30, 2012 and 2011:

	Three months ended June 30, 2012	Three months ended June 30, 2011

Staff costs	$57,669	$20,013
Property rent, rate and management fee	54,300	23,112
Electricity and utilities	10,474	4,683
Depreciation	8,238	6,098
Professional and audit fee	10,026	25,655
Others	11,274	16,494
Total	$151,981	$96,055

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

After acquisition of Sino Wish by HLL, HLL and Sino Wish agreed to terminate the franchise agreement signed on April 1, 2010 with effect from April 1, 2012.  In this connection, HLL agreed, based on a supplementary agreement entered with Sizegenic in March 2010, to grant the right to Sino wish to operate the caffé Kenon restaurant at Tai Yau Plaza, Hong Kong at an annual fee of $5,136 for the third year of the term.

In conjunction with the termination of subfranchise agreement:

(a)

no subfranchise fee income of HK$80,000 (approx. $10,272) from Sino Wish for  the remaining third year term of the agreement to be recognized in April of 2012.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(b)

franchise fee expenses of HK$40,000 (approx. $5,136) for Sino Wish for the remaining third year term of the agreement to be recognized in April of 2012.

Revenues from franchised Caffe Kenon are as follows:

	Three months Ended June 30, 2012	Three months Ended June 30, 2011
Subfranchise annual fee income	$-	$16,482
Subfranchise management fee income	-	-
	$-	$16,482

Franchise and management fee income due to the Company are as follows:

	June 30, 2012	March 31, 2012
Subfranchise annual and management fee due to the Company:

Beijing Kenon (included in due from related party)	$ 18,090	$ 11,880

Future minimum franchise fee payments due from the Company under existing franchise and subfranchise arrangements are nil.

Future minimum franchise fee payments due to the Company under existing franchise and subfranchise arrangements are nil.

Franchise fees owe to Sizegenic consist of franchise and subfranchise annual fee and monthly franchise management fee applicable to profit after tax of Company-owned restaurant.  For three months ended June 30, 2012, the franchise annual fee expense amounting to $5,136 for Hong Kong was owed by Sino Wish to Sizegenic.

The 1st year franchise annual fee owe to Sizegenic for the Company-owned restaurant at $5,136 was after a special 50% discount and full amount of $10,272 is due per annum beginning in the second year and throughout the term of the agreement.

NOTE 12 SEGMENT INFORMATION

A)

Business segment reporting – by services

The Company has two reportable segments that include franchised to operate an owned Caffe Kenon in Hong Kong and subfranchise to operate two Caffe Kenon in Hong Kong and Beijing respectively. The subfranchisee located in Beijing has terminated the franchise agreement with effect from May 31, 2011 with an immaterial early termination fee of $6,210, no geographic information has been presented.  The sufranchisee located in Hong Kong has been acquired by the Company in March 2012 and becomes the second owned Caffe Kenon franchised to operate in Hong Kong.

Each reportable segment is separately organized and focuses on different customer groups of consumers and subfranchisees.  Each reportable segment prepares a stand-alone set of financial reporting package including information such as revenue, expenses, and goodwill, and the package is regularly reviewed by the Chief Executive Officer.

The following is the summary of relevant information relating to each segment reconciled to amounts on the accompanying consolidated financial statements for the three months ended June 30, 2012.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months ended June 30, 2012 (unaudited)
	Franchise	Subfranchise		Corporate	Total

Revenue	$ 213,187	$ -		$ -	$ 213,187

Depreciation and amortization	(8,238)	-		-	(8,238)

Cost of revenues and operating expenses excluding depreciation and amortization	(183,598)	-	﷐	(13,496)	(197,094)

Operating income/(loss)	21,351	-		(13,496)	7,855
Other income	1,322	-		-	1,322

Other expenses	-	-		-	-

Total other income (net)	1,322	-		-	1,322

Income tax expenses	-	-		-	-

Net income/(loss) after tax	$ 22,673	$ -		$ (13,496)	$ 9,177
Total assets, excluding goodwill	$ 630,830	$ 18,090		$ -	$ 648,920
Goodwill	$ 311,291	$ -		$ -	$ 311,291
Capital expenditure	$ 913	$ -		$ -	$ 913

	Three Months ended June 30, 2011 (unaudited)
	Franchise	Subfranchise		Corporate	Total

Revenue	$ 94,216	$ 16,482		$ -	$ 110,698

Depreciation and amortization	(6,098)	-		-	(6,098)

Cost of revenues and operating expenses excluding depreciation and amortization	(83,459)	(10,272)	﷐	(33,522)	(127,253)

Operating income/(loss)	4,659	6,210		(33,522)	(22,653)
Other income	927	-		-	927

Other expenses	(492)	-		-	(492)

Total other income (net)	435	-		-	435

Income tax expenses	(264)	(1,025)		-	(1,289)

Net income/(loss) after tax	$ 4,830	$ 5,185		$ (33,522)	$ (23,507)
Total assets, excluding goodwill	$ 181,309	$ 11,880		$ -	$ 193,189
Goodwill	$ 55,484	$ -		$ -	$ 55,484
Capital expenditure	$ 657	$ -		$ -	$ 657

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

B)

Business segment reporting – by geography

As its secondary segments, the Company reports two geographical areas, which are the main market areas: Hong Kong and Beijing.  There is no any single foreign country market accounting for more than 10% of total revenues for the three months ended June 30, 2012 and 2011, respectively.

The following tables set forth revenues from customers of products sold by geographic segment:

Geographical information:	Three months ended June 30,
	2012	2011

Hong Kong	$ 213,187	$ 104,488
Beijing	-	6,210
Total	$ 213,187	$ 110,698

All the long lived assets of the Company are located in Hong Kong.

NOTE 13 INCOME TAX

The Company and its subsidiaries are subject to income tax on an entity basis on income arising in or derived from the tax jurisdictions in which they operate.

The Company and HLL have not provided for income tax due to continuing loss.  Substantially all of the Company’s income before income tax expenses is generated by its operating subsidiaries, Legend Sun and Sino Wish, in Hong Kong.

A reconciliation of the expected income tax expense (based on HK income tax rate) to the actual income tax expense is as follows:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
	(Unaudited)	(Unaudited)
Income/(Loss) before tax	$9,177	$(23,292)
HK income tax rate	16.50%	16.50%
Expected income tax expenses/(credit) calculated
at HK income tax rate	1,514	(3,843)
Corporate expenses not deductible for tax purposes	2,227	4,257
Tax losses not recognized	(3,741)	698
Actual income tax expenses	$-	$1,112

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

A of June 30, 2012, the total future minimum lease payments under operating lease in respect of leased premises are payable as follows:-

Year ended March 31,
2013	$145,037
2014	99,996
2015	16,666
Total	$261,699

NOTE 15 RELATED PARTY TRANSACTIONS

Balance with related party	June 30, 2012	March 31, 2012

Payable to shareholders:
(a) Cheung Ming, stockholder	$ 580,329	$ 525,455

(b) Gu Yao, stockholder	$ 12,841	$ 12,841

(c)Vivian Choi, stockholder	$ 88,998	$ 88,998

Due from related party:
(d) Beijing Kenon Bristro Catering Limited ("BJ Kenon")
Common stockholder, Gu Yao	$ 19,194	$ 19,194

(e) Sizegenic Holdings Limited group companies ("Sizegenic group")
Common stockholder, Cheung Ming	$ 360,735	$ 301,602

Due to related party:
(f) Frascona, Joiner, Goodman and Greenstein, P.C (“FJGG”)
Common stockholder, Gary Joiner	$ 18,239	$ 18,239

(g) Sizegenic Holdings Limited (“Sizegenic”)
Common stockholder, Cheung Ming	$ -	$ 7,833

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

(g) The amount payable to Sizegenic mainly represents coffee supplies and franchise annual fee.

NOTE 16 CERTAIN RISK AND CONCENTRATION

Credit risk

As of June 30, 2012 and March 31, 2012, substantially all of the Company’s cash included bank deposits in accounts maintained within Hong Kong, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

On March 29 2012, the Company acquired through its subsidiary all of the issued and outstanding shares of Sino Wish Limited, a Hong Kong corporation, which was incorporated in November, 2009 and became the franchisee of the Company to operate Caffé Kenon restaurant at Tai Yau Plaza, Hong Kong since March, 2010.   As a result of completion of this share exchange transaction, Sino Wish became the Company’s wholly-owned subsidiary.

Corporate Structure

The Chart below depicts our corporate structure. As depicted below, Studio II Brands owns 100% of Hippo Lace Limited and Hippo Lace Limited owns 100% of Legend Sun Limited and Sino Wish Limited.

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

Critical Accounting Policies and Estimates

A summary of significant accounting policies is provided in Note 3 to our financial statements included in our filing on Form 10-K for the fiscal year ended March 31, 2012, and filed with the SEC on July 3, 2012.  Our officers and directors believe that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

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

Results for the Three Months Ended June 30, 2012 compared to Three Months Ended June 30, 2011

The following discussion regarding unaudited results of operation relates to the business operations which are carried on through our operating subsidiaries, Legend Sun and Sino Wish.  The Company believes the following information is relevant to an assessment and understanding of our results of operation and financial condition for the three months ended June 30, 2012 and 2011 which is before and after the Company acquired Sino Wish through HLL in March, 2012. The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere in this Form.

As discussed in Note 4 to the unaudited consolidated financial statements, on March 29, 2012, the Company consummated its acquisition of Sino Wish.  The following unaudited pro forma information presents the Company’s consolidated results of continuing operations as if the acquisition had occurred at the beginning of each period presented and is provided for the purpose of comparative analysis since Sino Wish results of operations is significant to the Company:

:

	For the three months ended June 30,
	2012	2011	2012 to 2011
Revenue
Food and beverage income	$ 213,187	$ 211,489	$ 1,698
Franchise and management fee income	-	-	-
Total revenue	213,187	211,489	1,698
Cost of goods sold	(53,351)	(61,221)	7,870
Gross profit	159,836	150,268	9,568
Operating expenses	(151,981)	(176,750)	24,769
Operating income/(loss)	7,855	(26,482)	34,337
Other income	1,322	2,065	(743)
Other expenses	-	(1,142)	1,142

Total other income, net	1,322	923	399
Income tax expenses	-	(1,112)	1,112
Net income/(loss)	$ 9,177	$ (26,671)	$ 35,848
Net income/loss per share-basic and diluted	-	-	-

The following tables summarize the unaudited franchise and subfranchise results for three months ended June 30, 2012 and 2011, respectively per note 12 segment information to financial statements:

	Three Months Ended June 30,
	2012		2011		2012 to 2011	2012 to 2011
	Franchise	Subfranchise	Franchise	Subfranchise	Franchise	Subfranchise

Revenue	$ 213,187	$ -	$ 94,216	$ 16,482	$ 118,971	$ (16,482)
Cost of revenue	(53,351)	-	(27,024)	(10,272)	(26,327)	10,272
Gross profit	159,836	-	67,192	6,210	92,644	(6,210)
Operating expenses	(138,485)	-	(62,533)	-	(75,952)	-
Operating income/(loss)	21,351	-	4,659	6,210	16,692	(6,210)
Net income/(loss) after income tax by Segment	$ 22,673	$ -	$ 4,830	$ 5,185	$ 17,843	$ (5,185)

Result of continuing operations

Revenues

Revenue for the three months ended June 30, 2012, was $213,187, as compared to revenue of $211,489 (on a pro forma basis) for the three months ended June 30, 2011. The increase of 1,698, or approximately 0.8%, was mainly attributed to the net increase of sales volume and price adjustment on annual basis.

Cost of Revenues

Cost of revenues represents finished goods including food and beverage materials and products for catering services sold by our company-owned restaurants.  Cost of revenue for the three months ended June 30, 2012 was $53,351, as compared to cost of revenue of $61,221 (on a pro forma basis) for the three months ended June 30, 2011.  The decrease in cost of revenues of $7,870, or approximately 12.9%, for the period ended June 30, 2012, as compared to the same period in 2011 was mainly attributed to the material costs and waste control.

Gross Profit

Gross profit represents the result of the revenues and costs of revenues from our company owned restaurants.  Gross profit for the three months ended June 30, 2012 was $159,836, as compared to gross profit of $150,268 (on a pro forma basis) for the three months ended June 30, 2011.  The increase of gross profit $9,568, or approximately 6.4%, in gross profit from restaurant operations for the period ended June 30, 2012, as compared to the same period in 2011 is mainly due to the increase of net sales volume and price adjustment as well as material cost and waste control.

Operating Expenses

Operating expenses for the Company and subsidiaries were $151,981 and $176,750 (on a pro forma basis) for three months ended June 30, 2012 and 2011, respectively.

They consist of the following items:

	For the three months ended June 30,
	2012	2011	2012 to 2011

Staff costs	$ 57,669	$ 51,655	$ 6,014
Rent, government fee, management fee	54,300	50,505	3,795
Electricity, gas and utilities	10,474	9,478	996
Depreciation	8,238	8,205	33
Professional and audit fee	10,026	25,655	(15,629)
Others	11,274	31,252	(19,978)
	$ 151,981	$ 176,750	$ (24,769)

The decrease of operating expenses to $151,981 for the three months ended June 30, 2012 as compared to operating expenses of $176,750 (on a pro forma basis) for the same period for 2011, which represents a decrease of $24,769 or approximately 14%, is mainly due to less accounting and legal fees incurred after completion of statutory filings of required forms and documentation related to the acquisition of HLL and management services fee charged by Ever Lucid Limited, a related company, for the three months ended June 2011 and ceased from October, 2011.

Operating income/(loss)

Operating income amounting to $7,855 for the three months ended June 30, 2012, mainly represents the result of revenues, costs of revenues and operating expenses from our Company-owned restaurants ($21,351) and the corporate expenses of the holding companies ($13,496).  The increase in operating income from loss of ($26,482) (on a pro forma basis) for the three months ended June 30, 2011 to profit of $7,855 for the three months ended June 30, 2012, an increase of $34,337, is mainly due to increased gross profit and decreased corporate expenses for legal and professional fees, and management service fee.

Other income and expenses

Other income and expenses were $1,322 and nil for the three months ended June 30, 2012, as compared to $2,065 and $1,142 (on a pro forma basis) for the same period ended 2011, respectively.  Other income represents the tips received at our Company-owned restaurants. Other expenses represents franchise management fee expenses of our Company-owned restaurant.

Net income/(loss)

Net income for the three months ended June 30, 2012, amounting to $9,177, mainly represents the result of net income of our Company-owned restaurants ($22,673) and corporate expenses ($13,496).  Net loss for the same period in 2011, amounting to $26,671 (on a pro forma basis), represents the result of net income of our Company-owned restaurant ($6,851) and corporate expenses ($33,522).

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

Net cash used in operating activities for the three months period ended June 30, 2012 was $55,616.  It mainly represents the advance made to related companies.

Net cash used in investing activities for the nine months ended June 30, 2012 was $913, and represents purchase of equipment.

Net cash provided by financing activities for the three months ended June 30, 2012 was $54,874, and represents amounts advanced by a stockholder for operation need of the Company.

A shareholder of the Company, Cheung Ming, has paid expenses on behalf of the Company with no interest and without a fixed repayment term.  Amounts payable to the aforesaid shareholder at June 30, 2012 and March 31, 2012, were $593,170 and $538,296, respectively.  The payable is an internal source of liquidity for payment of operational expenses and to provide working capital. Possible external sources of liquidity may include loan borrowing from financial institutions or possible completion of a share exchange transaction to acquire potential and profitable businesses which can generate additional cash flow.

The Company believes that the existing cash and cash equivalents on hand as at June 30, 2012 at approximately $24,257, together with approximately $7,000 monthly average net cash inflow generated from the Company-owned restaurants, will be sufficient to meet our working capital requirements for the current level of operations and to sustain business operations at the current levels for the next twelve months.

The unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, they do not include any adjustments that might result from the outcome of this uncertainty.  The Company’s minimal revenues and its dependency on continuing funding from its stockholders, raise substantial double about its ability to continue as a going concern.    The Company's business plan includes raising funds from outside potential investors.  However, there is no assurance that it will be able to do so.

As of June 30, 2012, there were no material commitments for capital expenditures for business operations.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer have identified a material weakness in connection with the preparation of our consolidated financial statements as of and for the period ended June 30, 2012 and have thus concluded that our disclosure controls and procedures were not effective to provide reasonable assurance of the achievement of these objectives.  A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness and control deficiency primarily related to absence of a Chief Financial Officer with appropriate professional experience with U.S. GAAP and SEC rules and regulations.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

MINE SAFETY DISCLOSURS

Not Applicable

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

Date: August 14, 2012

By:  /S/ Leung Kin Wah

Leung Kin Wah, Chief Financial Officer

Date: August 14, 2012