Form 10-Q/A
period 2012-06-30
STUDIO II BRANDS INC
filed 2012-08-28
CIK 1081091

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

EXPLANATORY NOTE

Studio II Brands, Inc. (“we,” “us,” “our,” or the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (“Amendment No. 1”) for the fiscal quarter ended June 30, 2012 to include certain Interactive Data Files as exhibits as required by Part II, Item 6 (Exhibits) of Form 10-Q. When we initially filed our Form 10-Q for the fiscal quarter ended June 30, 2012 with the Securities and Exchange Commission on August 15, 2012, we relied upon Rule 405(a)(2) of Regulation S-T to take advantage of the 30-day grace period for the initial filing of our first Interactive Data File required to contain detail-tagged footnotes or schedules.  We are filing this Amendment No. 1 for the purpose of furnishing the Interactive Data Files, including Exhibits 101.INS, 101.SCH, 101.CAL, 101.LAB, 101.PRE, and 101.DEF, in Part II, Item 6 of this Form 10-Q and making certain conforming changes to Item 6.

No other changes have been made to the Form 10-Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.

EXHIBITS.

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

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

INS XBRL Instance Document**

101

SCH XBRL Schema Document.**

101

CAL XBRL Taxonomy Extension Calculation Linkbase Document. **

101

LAB XBRL Taxonomy Extension Label Linkbase Document. **

101

PRE XBRL Taxonomy Extension Presentation Linkbase Document. **

101

DEF XBRL Taxonomy Extension Definition Linkbase Document. **

*

Previously Filed

**

Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STUDIO II BRANDS, INC.

By:  /S/ Cheung Ming

Cheung Ming, President, Principal Executive Officer

Date: August 28, 2012

By:  /S/ Leung Kin Wah

Leung Kin Wah, Chief Financial Officer

Date: August 28, 2012

4