Form 10-K/A
period 2012-03-31
STUDIO II BRANDS INC
filed 2012-10-30
CIK 1081091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

Studio II Brands Inc.  (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment 2”) to its periodic report on Form 10-K, which was originally filed with the Securities and Exchange Commission on July 3, 2012 “Original Filing”) , and its Amendment No. 1 on Form 10-K/A which was filed on July 3, 2012, (the “First Amended Filing”) in order to correct certain typographical errors in the notes to its financial statements, including a typographical error in the amount of total assets, excluding goodwill for predecessor franchise and subfranchise business segment contained in Note 12 Segment Information to the Company’s financial statements for the year ended March 31, 2012, and the amount of goodwill in Note 10 Segment Information to Hippo Lace Limited’s financial statements for the period from April 1, 2010 to February 9, 2011, and to revise the Company’s financial statements in the interactive data format using eXtensible Business Reporting Language (XBRL) to be consistent with the Company’s financial statements contained in the Original Filing and the First Amended Filing.

Except as described above, no other changes have been made to the Original Filing.  Except as described above, this Amendment No. 2 on Form 10-K/A does not reflect events occurring after the filing of the Original Filing and First Amended Filing or modify or update those disclosures, including any exhibits to the Original Filing and First Amended Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing and First Amended Filing.  Accordingly, this Amendment No. 2 on Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

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

F4

STUDIO II BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended March 31,	Successor From February 10, 2011 to March 31,	Predecessor From April 1, 2010 to February 9,
	2012	2011	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (131,758)	$ (29,471)	$ (1,204)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation	16,099	3,406	20,785
Changes in operating assets and liabilities:
Account and other receivable	16,543	4,907	(10,390)
Inventories	2,679	(2,058)	2,604
Due from related parties	(185,999)	-	17,832
Security deposit	(107)	-	(5,807)
Accounts payable and accrued expenses	49,570	24,317	(10,614)
Income tax payable	(2,160)	(726)	4,311
Due to related parties	(53,503)	(1,057)	(1,832)
Shareholder’s loan	-	-	184,226
Payable to stockholder	302,533	-	-
Cash provided by/(used in) operating activities-continuing operations	13,897	(682)	199,911
Cash used in discontinued operations	(5,136)	-	-
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	8,761	(682)	199,911
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant and machinery	(657)	-	(4,879)
Cash acquired in acquisition of subsidiary	7,724	14,088	-
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	7,067	14,088	(4,879)
CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment of)/proceeds from stockholder’s loan	(13,861)	4,676	(196,266)
Cash received from issuance of common stock	-	5,863	-
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(13,861)	10,539	(196,266)
NET CHANGE IN CASH	1,967	23,945	(1,234)

F5

STUDIO II BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended March 31,	Successor From February 10, 2011 to March 31,	Predecessor From April 1, 2010 to February 9,
	2012	2011	2011
CASH
Beginning of period	23,945	-	15,322
End of period	$ 25,912	$ 23,945	$ 14,088
Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ 8,609	$ -	$ -

Cash acquired from acquisition of subsidiary:
Consideration:
Equity instruments (2,938,742 common stock of the Company)	$ 191,002
Cash acquired	(7,724)
Consideration, net of cash acquired	$ 183,278		177,565

Allocated to:
Inventory	4,571		5,201
Due from related parties	103,128		10,272
Other receivable and prepaid expenses	-		9,651
Security deposit	63,848		40,960
Property and equipment	40,125		124,834
Accounts payable and accrued expenses	(74,941)		(15,096)
Due to related party	(15,297)		(30,817)
Stockholder’s loan payable	(193,964)		(86,198)
Net tangible liabilities	$ (72,530)		$ 58,807

Value of excess of purchase price over net liabilities
Acquired allocated to:
Goodwill	$ 255,808		$ 118,758

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

The following is a summary of relevant information relating to each segment reconciled to amounts on the accompanying consolidated financial statements for the year ended Mar 31, 2012 and for the period from April 1, 2010 to February 9, 2011:

A)

Business segment reporting – by services

	Franchise	Subfranchise	Corporate	Total

Revenue	$ 381,716	$ 18,681		$ 400,397

Depreciation and amortization	(24,476)	-		(24,476)

Cost of revenues and operating expenses excluding depreciation and amortization	(341,817)	(10,272)	(150,141)	(502,230)

Operating (loss)/income	15,423	8,409	(150,141)	(126,309)

Other income	3,497	-	-	3,497

Other expenses	(1,372)	-	-	(1,372)

Total other income (net)	2,125	-	-	2,125

Income tax expenses	5,291	1,387	-	6,678

Net income/(loss) after tax	$ 12,257	$ 7,022	$(150,141)	$ (130,862)

Total assets, excluding goodwill	426,834	-	-	426,834
Goodwill	311,291	-	-	311,291
Capital expenditure	959	-	-	959

F20

NOTE 12 SEGMENT INFORMATION (…/Cont’d)

Predecessor:	Franchise	Subfranchise	Corporate	Total

Revenue	$ 289,426	$ 22,266	-	$ 311,692

Depreciation and amortization	(20,784)	-	-	(20,784)

Cost of revenues and operating expenses excluding depreciation and amortization	(269,696)	(11,593)	(9,518)	(290,807)

Operating (loss)/income	(1,054)	10,673	(9,518)	101

Other income	4,069	-	-	4,069

Other expenses	(1,064)	-	-	(1,064)

Total other income (net)	3,005	-	-	3,005

Income tax expenses	(2,549)	(1,761)	-	(4,310)

Net income/(loss) after tax	$ (598)	$ 8,912	$ (9,518)	$ (1,204)

Total assets, excluding goodwill	176,698	22,266	-	198,964
Goodwill	118,758	-	-	118,758
Capital expenditure	4,879	-	-	4,879

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

FF2

HIPPO LACE LIMITED
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

	For the period from April 1, 2010 to February 9,	For the period from February 24, 2010 to March 31,
	2011	2010
REVENUE
Food and beverage income	$ 289,426	$ 23,695
Franchise and management fee income	22,266	-
	311,692	23,695
Cost of goods sold (exclusive of depreciation)	(95,732)	(9,008)

Gross profit	215,960	14,687

Operating expenses	(215,859)	(48,115)

OPERATING INCOME/(LOSS) BEFORE INCOME TAXES	101	(33,428)

OTHER INCOME/(EXPENSES)
Other income	4,069	51,997
Other expenses	(1,064)	-
TOTAL OTHER INCOME, NET	3,005	51,997

INCOME BEFORE INCOME TAXES	3,106	18,569

INCOME TAXES EXPENSES	(4,310)	(2,421)

NET (LOSS)/INCOME	$ (1,204)	$ 16,148

Earnings per common share
Basic and fully diluted	$ (1,204)	$ 16,148

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1	1
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

FF4

HIPPO LACE LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the period from April 1, 2010 to February 9,	For the period from February 24, 2010 to March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/income	$ (1,204)	$ 16,148
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	20,785	45
Changes in operating assets and liabilities:
Due from related party	17,832	(20,545)
Account receivable	(10,273)	-
Other receivable	(117)	(5,417)
Inventories	2,604	2,597
Prepaid expenses	-	9,218
Security deposits	(5,807)	-
Accounts payable and accrual expenses	(10,614)	15,405
Income tax payable	4,311	2,421
Due to related party	(1,832)	(22,005)
Shareholder’s loan	184,226	-
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	199,911	(2,133)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of subsidiary, net of cash acquired	-	(177,565)
Purchase of property and equipment	(4,879)	-
NET CASH USED IN INVESTING ACTIVITIES	(4,879)	(177,565)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment of)/Proceed from stockholder's loan	(196,266)	195,020
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(196,266)	195,020

NET (DECREASE)/INCREASE IN CASH	(1,234)	15,322
CASH
Beginning of period	15,322	-

End of period	$ 14,088	$ 15,322

FF5

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Cash paid for acquisition of subsidiary, net of cash acquired:

Consideration paid:
Cash paid, net of cash acquired	$ 177,565

Allocated to:
Inventory	$ 5,201
Due from related party	10,272
Other receivable and prepaid expenses	9,651
Security deposit	40,960
Property and equipment	124,834
Accounts payable	(7,561)
Accrued expenses	(7,535)
Due to related party	(30,817)
Stockholder’s loan payable to Sizegenic	(86,198)
	$ 58,807
Value of excess of purchase price over net assets
Acquired allocated to:
Goodwill	$ 118,758

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

(A)

Business segment reporting – by services

	Franchise	Subfranchise	Total
Revenue	$ 289,426	$ 22,266	$ 311,692

Depreciation and amortization	(20,785)	-	(20,785)

Cost of revenues and operating expenses
excluding depreciation and amortization	(278,972)	(11,834)	(290,806)

Operating income/(loss)	(10,331)	10,432	101
Other income	4,069	-	4,069
Other expenses	(1,064)	-	(1,064)

Total other income, net	3,005	-	3,005

Income tax	2,589	1,721	4,310

Net income after tax	($ 9,915)	$ 8,711	($ 1,204)

Total assets, excluding goodwill	176,698	22,266	198,964

Goodwill	118,758	-	118,758

Capital expenditure	4,879	-	4,879

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

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common	Cheung Ming (1) 16/F Honest Motors Building, 9-11 Leighton Road, Causeway Bay, Hong Kong	5,023,000	33.85%
Common	Cheung Sing (1) 16/F Honest Motors Building, 9-11 Leighton Road, Causeway Bay, Hong Kong	350,000	2.36%

Common	Yam Kee Cheong (1) Flat 1205, Blk 19, Heng Fa Chuen, Chai Wan, Hong Kong	70,000	0.47%
Common	Leung Kin Wah (1) Flat A, 21/F.,Blk 8, East Point City, Tseung Kwan O, N.T. Hong Kong	35,000	0.24%
Common	Chan Tak Hing (1) Rm C, Flat L, 8/F., Malahon Apartments, 501-515 Jeffe Road, Wanchai, Hong Kong	35,000	0.24%
Common	Gu Yao Room 3003, Building Six, Hong Qiao Road, Shanghai, China	2,291,100	15.44%
Common	Fang Huaying Rm 402, Building 14, 3329 Hongmei Rd, Minhang District, Shanghai, China	1,050,000	7.08%
Common	Vivian Choi Flat B, 17/F., Tower 8, Pacific Palisades Phase 1, 1 Braemar Hill Road, North Point, Hong Kong	2,938,492	19.8%
Common	All Directors and Executive Officers as a Group ( 5 in number)	5,688,000	37.15%

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

(a)

The following exhibits are filed herewith:

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	SCH XBRL Schema Document

101	SCH XBRL Instance Document

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document

101	LAB XBRL Taxonomy Extension Label Linkbase Document

101	PRE XBRL Taxonomy Extension Label Linkbase Document

101	DEF XBRL Taxonomy Extension Label Linkbase Document

SIGNATURE PAGE TO FOLLOW

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:  /S/ Cheung Ming

Cheung Ming, President, Principal Executive Officer

Date: October 30, 2012

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Cheung Ming

Cheung Ming, President, Director, Chief Financial Officer, Principal Accounting Officer

Date: October 30, 2012

By:  /S/ Cheung Sing

Cheung Sing, Director

Date: October 30, 2012

By:  /S/ Yam Kee Cheong

Yam Kee Cheong, Director

Date: October 30, 2012

By:  /S/ Chan Tak Hing

Chan Tak Hing, Director

Date: October 30, 2012