Form 10-Q
period 2012-09-30
STUDIO II BRANDS INC
filed 2012-11-19
CIK 1081091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

[X] No

As of November 14, 2012, the Issuer had 14,838,018 shares of common stock issued and outstanding.

         QUARTERLY REPORT ON FORM 10-Q

          OF STUDIO II BRANDS, INC.

               FOR THE PERIOD ENDED SEPTEMBER 30, 2012

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

STUDIO II BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2012 (Unaudited)	March 31, 2012
ASSETS
CURRENT ASSETS
Cash	$ 13,183	$ 25,912
Due from related party	349,804	320,796
Inventories	3,188	_ 3,950
Total current assets	__ 366,175	350,658

Property and equipment, net	106,892	121,784
Security deposits	113,652	105,514
Goodwill	311,291	311,291

TOTAL ASSETS	$ 898,010	$ 889,247

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 111,895	$ 109,222
Income tax payable	3,190	4,072
Payable to stockholder	66,748	88,998
Due to related party	18,239	26,072
Total current liabilities	200,072	228,364
Payable to stockholder	556,537	538,296
Total liabilities	756,609	766,660
COMMITMENS AND CONTINGENCIES STOCKHOLDER'S EQUITY
Common stock, 100,000,000 shares authorized with par value $0.001;
14,838,018 shares issued and outstanding as of September 30, 2012 and March 31, 2012	14,838	14,838
Additional paid-in capital	446,935	446,935
Accumulated deficit	(320,373)	(339,186)
Total stockholder’s equity	141,401	122,587

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 898,010	$ 889,247
See accompanying notes to consolidated financial statements (unaudited)

STUDIO II BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three-months ended September 30, 2012	For the three-months ended September 30, 2011	For the six-months ended September 30, 2012	For the six-months ended September 30, 2011
REVENUE
Food and beverage income	$ 225,632	$ 89,543	$ 438,819	$ 183,759
Franchise and management fee income	-	-	-	10,272
	225,632	89,543	438,819	194,031

Cost of goods sold (exclusive of depreciation)	(44,697)	(25,709)	(98,048)	(57,869)

Gross profit	180,935	63,834	340,771	136,162
Operating expenses	172,703)	(81,673)	(324,684)	(177,728)
Operating income/(loss)	8,232	(17,839)	16,087	(41,566)

OTHER INCOME/(EXPENSES)
Other income	1,405	844	2,727	1,771
Other expenses	-	(74)	-	(566)
TOTAL OTHER INCOME, NET	1,405	770	2,727	1,205

NET INCOME/(LOSS) BEFORE INCOME TAXES	9,637	(17,069)	18,814	(40,361)
Income tax expenses	-	(177)	-	(1,289)

NET INCOME/(LOSS) FROM CONTINUING OPERATIONS	9,637	(17,246)	18,814	(41,650)
Discontinued operations, net of taxes	-	-	-	897
NET INCOME/(LOSS)	$ 9,637	$ (17,246)	$ 18,814	$ (40,753)

Basic and fully diluted income/(loss) per common share	$ -	$ -	$ -	$ -

WEIGHTED AVERAGE SHARES OUTSTANDING	14,838,018	11,899,276	14,838,018	11,899,276
See accompanying notes to consolidated financial statements (unaudited)

STUDIO II BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED)

	Common Stock, Par value of $0.001				Total
			Additional	Accumulated	stockholder's
	Number	Amount	Paid-in capital	deficit	equity

Balance as of March 31, 2012	14,838,018	$ 14,838	$446,935	$ (339,186)	$ 122,587
Net income	-	-	-	18,814	18,814
Balance as of September 30, 2012	14,838,018	$ 14,838	$ 446,935	$ (320,372)	$ 141,401
See accompanying notes to consolidated financial statements (unaudited)

STUDIO II BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six months ended September 30, 2012	Six months ended September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss) from continuing operations	$ 18,814	$ (41,650)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation	16,477	12,201
Changes in operating assets and liabilities:
Due from related party	(29,008)	(7,975)
Account receivables	-	6,614
Inventories	762	(295)
Security deposits	(8,138)	(450)
Account payables and accrued expenses	2,673	296
Due to related party	(7,833)	(5,923)
Income tax payable	(882)	(1,132)
Net cash used in operating activities-continuing operations	(7,135)	(38,314)
Net cash used in operating activities-discontinued operations	-	(5,136)
NET CASH USED IN OPERATING ACTIVITIES	(7,135)	(43,450)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,585)	(657)
NET CASH USED IN INVESTING ACTIVITIES	(1,585)	(657)
CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment to)/Advance from stockholder	(4,009)	32,760
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	31,082	32,760
NET DECREASE IN CASH	(12,729)	(11,347)
Beginning of period	25,912	23,945
End of period	$ 13,183	$ 12,598
Supplemental disclosures of cash flow information:
Cash paid for interest	$	$ -
Cash paid for income taxes	$ 882	$ 2,421

See accompanying notes to consolidated financial statements (unaudited)

STUDIO II BRANDS, INC AND SUBSIDIARIES

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

On March 29, 2012, the Company through its subsidiary HLL entered into and consummated a stock purchase agreement with Sino Wish Limited (“Sino Wish”) and Ms Vivian Choi (“Vivian”), the sole stockholder of Sino Wish to (i) acquire Vivian’s 100% interests of Sino Wish which is incorporated and domiciled in Hong Kong as a Company’s franchisee to operate Caffé Kenon restaurant at Tai Yau Plaza, Hong Kong, and (ii) repay the stockholder’s loan from Vivian to HLL. The purchase price for the acquisition of Sino Wish amounted to $280,000, and was determined through arm’s length negotiation.  A total of $191,002 was paid through issuance to the seller of a total of 2,938,742 shares of common stock of the Company valued at $0.065 per share.  Such shares are restricted securities as defined in Rule 144 under the Securities Act of 1933.  The balance of the purchase price in the amount of $88,998 is payable through the assumption of the outstanding balance of a shareholder loan owed by Sino Wish to the seller. The shareholder loan assumed by HLL is due and payable, without interest, in four equal quarterly installments, with payments due as of the last day of each calendar quarter following the Closing Date hereunder, with the first such installment due on or before September 30, 2012, and with the entire unpaid balance due on or before March 31, 2013.  HLL or its designees may also prepay the shareholder loan in whole or in part at any time during the fiscal year from April 1, 2012 to March 31, 2013.

NOTE 2 GOING CONCERN AND MANAGEMENTS’S PLANS

The Company’s independent registered public accounting firm’s report of the financial statements for the year ended March 31, 2012, contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

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

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Basis of presentation

In the opinion of the management, our financial statements reflect all adjustments, which are of a normal, recurring nature necessary for a fair statement of the results for the periods presented in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and with the instructions to Form 10-Q in Article 10 of SEC Regulation S-X. The results of operations for the interim periods presented are not necessarily indicative of results for the full year.

STUDIO II BRANDS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 3, 2012.

(b)

Principles of consolidation

The balance sheet as of September 30 and March 31, 2012 includes the Company and its wholly-owned subsidiaries, HLL, Legend Sun and Sino Wish.  Additionally, the results of operations and cash flows include the operations of HLL, Legend Sun and Sino Wish from the date of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

(c)

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include the reserves related to receivables, the recoverability and useful lives of long lived assets and realizable values for inventories.

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

	September 30, 2012	September 30, 2011	March 31, 2012

Period end HK$:US$ exchange rate	$7.7878	7.7929	$7.7642
Average three-months ended HK$:US$ exchange rate	$7.7595	$7.7931	-
Average six-months ended HK$:US$ exchange rate	$7.7903	$7.7865	-

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

STUDIO II BRANDS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

by using a first-in first-out basis. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. The management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.

 (g)

Accounts receivables

Accounts receivable are shown net of allowance for doubtful accounts. During the period, there were no bad debts incurred and no allowance for doubtful accounts recorded as of September 30 and March 31, 2012. The allowance for doubtful accounts considers a number of factors, including collection experience, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable portfolios, industry norms, regulatory decisions and other factors. Management reviews the composition of accounts receivable and analyzes any historical bad debts, customer concentrations, and customer credit worthiness.  Management’s policy is to record a reserve primarily on a specific identification basis.  Accounts are written off after use of a collection agency is deemed to be no longer useful.

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

(j)

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in an acquisition.  Accounting Standards Codification (“ASC”)-350-30-50 “Goodwill and Other Intangible Assets” requires the testing of goodwill and indefinite-lived intangible assets for impairment at least annually.  The Company tests goodwill for impairment in the fourth quarter each year.  Goodwill impairment is computed using the expected present value of associated future cash flows.  There was no impairment of goodwill as of September 30 and March 31, 2012.

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

Based on the Company’s assessment, there were no events or changes in circumstances that would indicate any impairment of long-lived assets as of September 30 and March 31, 2012.

STUDIO II BRANDS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(l)

Accounts payable and accrued expenses consist of the following:

	September 30, 2012 (Unaudited)	March 31, 2012
Accounts payable	$41,783	$44,025
Accrued expenses
Legal and professional fees	49,697	22,324
Payroll and other operating expenses	20,415	42,873
	$111,895	$109,222

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

There was no asset or liability measured at fair value on a non-recurring basis as of September 30 and March 31, 2012.

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

STUDIO II BRANDS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

STUDIO II BRANDS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30 and March 31, 2012, the Company's management has evaluated all such proceedings and claims. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

(t)

Recent accounting pronouncements

There is no recently issued accounting pronouncements adopted by the Company.  Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment of the Company consist primarily of restaurant facilities and equipment owned and operated by the Company's wholly owned subsidiaries. Property and equipment as of September 30 and March 31, 2012 are summarized as follows:

	September 30, 2012 (Unaudited)	March 31, 2012
Furniture & equipment	$76,644	$	$ 75,058
Leasehold improvement	113,150		113,150
Computer equipment	14,703		14,703
Total	204,497		202,911
Accumulated depreciation and amortization	(97,605)		(81,127)
Balance as at period ended	$106,892	$	$ 121,784

Depreciation and amortization expense for the six months ended September 30, 2012 and 2011 were $16,477 and 12,201, respectively.

NOTE 5 SECURITY DEPOSITS

Security deposits mainly consist of five months rental and management fee security deposits, electricity and water meter deposits for company owned restaurant, and was recorded by the time of payment. Security and deposits as of September 30 and March 31, 2012 are summarized as follows:

	September 30, 2012	March 31, 2012
	(Unaudited)
Rental and management fee security deposit	$98,622	$ 90,198
Electricity deposit	7,448	7,447
Water deposit	1,541	1,541
Gas deposit	1,926	1,926
Food supplies deposit	3,018	2,953
Other deposit	1,097	1,449
	$113,652	$ 105,514

NOTE 6 COST OF GOODS SOLD

Cost of goods sold consists of finished goods include food and beverage materials and products for catering services sold by company-owned restaurant and the subfranchise annual fee expenses.

STUDIO II BRANDS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 OPERATING EXPENSES

Operating expenses consist of the following for the three months ended September 30, 2012 and 2011:

	Three months	Six months	Three months	Six months
	ended	ended	ended	ended
	September 30, 2012		September 30, 2011

Staff costs	$ 62,801	$ 120,470	$ 19,568	$ 39,581
Property rent, rate and management fee	40,157	94,457	23,112	46,224
Electricity and utilities	12,603	23,077	5,853	10,536
Depreciation	8,238	16,477	6,103	12,201
Professional and audit fee	22,155	22,181	16,630	42,285
Others	26,749	48,022	10,407	26,901
Total	$ 172,703	$ 324,684	$ 81,673	$ 177,728

NOTE 8 FRANCHISE ARRANGEMENTS

Franchise arrangements are pursuant to franchise agreements entered by the Company as the franchisee and Sizegenic Holdings Limited as the franchisor, including payment to Sizegenic of franchise fee payable on anniversary basis and monthly management fee base upon a percent of franchisees’ net income after tax throughout the term of franchise.  Under this arrangement, two franchise agreements are entered in February and March 2010, respectively in which the Company is granted the right to operate a café bistro using the brand name “Caffe Kenon” for a term of 3 years and sublicense the right to two subfranchisees in Hong Kong and Beijing respectively to use brand name “caffe Kenon” to operate a café bistro for a term of 3 years commencing from April 1, 2010.  Franchise fee expenses on the use of the license of the brand name and trademark “Caffe Kenon” is recorded upon the granting of the non-exclusive rights by Sizegenic as the fee is non-refundable to and non-cancellable by the Company.  Franchise fee income on the sublicensing of the brand name and trademark “Caffe Kenon” is recognized upon the granting of the non-exclusive rights  to the franchisee as the fee is non-refundable to and non-cancellable by the franchisee and the Company has no further obligations since they are all assumed  by franchisee throughout the term.

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

STUDIO II BRANDS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(b)

franchise fee expenses of HK$40,000 (approx. $5,136) for Sino Wish for the remaining third year term of the agreement to be recognized in April of 2012.

Revenues from franchised Caffe Kenon are as follows:

	Six months Ended September 30, 2012	Six months Ended September 30, 2011
Subfranchise annual fee income	$-	$16,482
Subfranchise management fee income	-	-
	$-	$16,482

Franchise and management fee income due to the Company are as follows:

	September 30, 2012	March 31, 2012
Subfranchise annual and management fee due to the Company:

Beijing Kenon (included in due from related party)	$ -	$ 11,880

Future minimum franchise fee payments due from the Company under existing franchise and subfranchise arrangements are nil.

Future minimum franchise fee payments due to the Company under existing franchise and subfranchise arrangements are nil.

Franchise fees owe to Sizegenic consist of franchise and subfranchise annual fee and monthly franchise management fee applicable to profit after tax of Company-owned restaurant.  For six months ended September 30, 2012, the franchise annual fee expense amounting to $5,136 for Hong Kong was owed by Sino Wish to Sizegenic.

The first year franchise annual fee owe to Sizegenic for the Company-owned restaurant at $5,136 was after a special 50% discount and full amount of $10,272 is due per annum beginning in the second year and throughout the term of the agreement.

NOTE 9 SEGMENT INFORMATION

A)

Business segment reporting – by services

The Company has one reportable segment as of September 2012 and two as of September 2011 that include franchised to operate an owned Caffe Kenon in Hong Kong and subfranchise to operate two Caffe Kenon in Hong Kong and Beijing respectively. The subfranchisee located in Beijing has terminated the franchise agreement with effect from May 31, 2011 with an immaterial early termination fee of $6,210, no geographic information has been presented.  The sufranchisee located in Hong Kong has been acquired by the Company in March 2012 and becomes the second owned Caffe Kenon franchised to operate in Hong Kong.

Each reportable segment is separately organized and focuses on different customer groups of consumers and subfranchisees.  Each reportable segment prepares a stand-alone set of financial reporting package including information such as revenue, expenses, and goodwill, and the package is regularly reviewed by the Chief Executive Officer.

STUDIO II BRANDS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is the summary of relevant information relating to each segment reconciled to amounts on the accompanying consolidated financial statements for the three months ended September 30, 2012.

	Three Months ended September 30, 2012 (unaudited)
	Franchise	Subfranchise		Corporate	Total

Revenue	$ 225,632	$ -		$ -	$ 225,632

Depreciation and amortization	(8,238)	-		-	(8,238)

Cost of revenues and operating expenses excluding depreciation and amortization	(174,408)	-	﷐	(34,754)	(209,162)

Operating income/(loss)	42,986	-		(34,754)	8,232
Other income	1,405	-		-	1,405

Other expenses	-	-		-	-

Total other income (net)	1,405	-		-	1,405

Income tax expenses	-	-		-	-

Net income/(loss) after tax	$ 44,391	$ -		$ (34,754))	$ 9,637
Total assets, excluding goodwill	$ 586,719	$ -		$ -	$ 586,719
Goodwill	$ 311,291	$ -		$ -	$ 311,291
Capital expenditure	$ 1,585	$ -		$ -	$ 1,585
	Six Months ended September 30, 2012 (unaudited)
	Franchise	Subfranchise		Corporate	Total

Revenue	$ 438,819	$ -		$ -	$ 438,819

Depreciation and amortization	(16,477)	-		-	(16,477)

Cost of revenues and operating expenses excluding depreciation and amortization	(368,005)	-	﷐	(38,250)	(406,255)

Operating income/(loss)	54,337	-		(38,250)	16,087
Other income	2,727	-		-	2,727

Other expenses	-	-		-	-

Total other income (net)	2,727	-		-	2,727

Income tax expenses	-	-		-	-

Net income/(loss) after tax	$ 57,064	$ -		$ (38,250))	$ 18,814

STUDIO II BRANDS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Total assets, excluding goodwill	$ 586,719	$ -	$ -	$ 586,719
Goodwill	$ 311,291	$ -	$ -	$ 311,291
Capital expenditure	$ 1,585	$ -	$ -	$ 1,585

	Three Months ended September 30, 2011 (unaudited)
	Franchise	Subfranchise		Corporate	Total

Revenue	$ 89,543	$ -		$ -	$ 89,543

Depreciation and amortization	(6103)	-		-	(6,103)

Cost of revenues and operating expenses excluding depreciation and amortization	(100,201)	(1,078)	﷐	-	(101,279)

Operating income/(loss)	(16,761)	(1,078)		-	(17,839)
Other income	844	-		-	844

Other expenses	(74)	-		-	(74)

Total other income (net)	770	-		-	770

Income tax expenses	(355)	178		-	(177)

Net income/(loss) after tax	$ (16,346)	$ (900)		$ -	$ (17,246)
Total assets, excluding goodwill	$ 158,526	$ 29,466		$ -	$ 187,992
Goodwill	$ 55,484	$ -		$ -	$ 55,484
Capital expenditure	$ -	$ -		$ -	$ -

Six Months ended September 30, 2011 (unaudited)
	Franchise	Subfranchise	Total

Revenue	$183,759	$16,482	$200,241

Depreciation and amortization	(12,201)	-	(12,201)

Cost of revenues and operating expenses excluding depreciation and amortization	(217,182)	(11,350)	(228,532)

Operating (loss)/income	(45,624)	5,132	(40,492)
Other income	1,771	-	1,771

Other expenses	(566)	-	(566)

Total other income (net)	1,205	-	1,205

Income tax expenses	(619)	(847)	(1,466)

Net (loss)/income after tax	$(45,038)	$4,285	$(40,753)

STUDIO II BRANDS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Total assets, excluding goodwill	$ 158,526	$ 29,466	$ 187,992
Goodwill	$ 55,484	-	$ 55,484
Capital expenditure	$ 657	-	$ 657

B)

Business segment reporting – by geography

As its secondary segments, the Company reports two geographical areas, which are the main market areas: Hong Kong and Beijing.  There is no any single foreign country market accounting for more than 10% of total revenues for the three months ended September 30, 2012 and 2011, respectively.

The following tables set forth revenues from customers of products sold by geographic segment:

Geographical information:	Three months ended September 30,		Six months ended September 30,
	2012	2011	2012	2011

Hong Kong	$ 225,632	$ 89,543	$ 438,819	$ 194,031
Beijing	-	-	-	$ 6,210
Total	$ 225,632	$ 89,543	$ 438,819	$ 200,241

All the long lived assets of the Company are located in Hong Kong.

NOTE 10 INCOME TAX

The Company and its subsidiaries are subject to income tax on an entity basis for income arising in or derived from the tax jurisdictions in which they operate.

The Company and HLL have not provided for income tax due to continuing loss.  Substantially all of the Company’s income before income tax expenses is generated by its operating subsidiaries, Legend Sun and Sino Wish, in Hong Kong.

A reconciliation of the expected income tax expense (based on HK income tax rate) to the actual income tax expense is as follows:

	Three Months Ended September 30 2012 (Unaudited)	Three Months Ended September 30 2011 (Unaudited)	Six Months Ended September 30 2012 (Unaudited)	Six Months Ended September 30 2011 (Unaudited)
Income (Loss) before tax	$9,637	$(17,069)	$18,814	$(40,361)
HK income tax rate	16.5%	16.5%	16.5$	16.5%

Expected income tax expenses/(credit)
calculated at HK income tax rate	1,590	(2,816)	3,104	(6,660)

Corporate expenses not deductible for
tax purposes	5,734	2,529	6,311	7,057
Tax exemption	(3,062)		(3,062)
Utilization of tax losses not recognized	(4,242)	464	(6,333)	892
Income tax expenses	-	177	-	1,289

STUDIO II BRANDS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

A of September 30, 2012, the total future minimum lease payments under operating lease in respect of leased premises are payable as follows:-

Year ended March 31,
2013	$145,037
2014	99,996
2015	16,666
Total	$261,699

NOTE 12 RELATED PARTY TRANSACTIONS

Balance with related party	September 30, 2012 (Unaudited)	March 31, 2012

Payable to shareholders:
(a) Cheung Ming, stockholder	$ 556,537	$ 525,455

(b) Gu Yao, stockholder	$ -	$ 12,841

(c)Vivian Choi, stockholder	$ 66,748	$ 88,998

Due from related party:
(d) Beijing Kenon Bristro Catering Limited ("BJ Kenon")
Common stockholder, Gu Yao	$ -	$ 19,194

(e) Sizegenic Holdings Limited group companies ("Sizegenic group")
Common stockholder, Cheung Ming	$ 349,804	$ 301,602

Due to related party:
(f) Frascona, Joiner, Goodman and Greenstein, P.C (“FJGG”)
Common stockholder, Gary Joiner	$ 18,239	$ 18,239

(g) Sizegenic Holdings Limited (“Sizegenic”)
Common stockholder, Cheung Ming	$ -	$ 7,833

STUDIO II BRANDS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(a) The payables to Cheung Ming mainly represent payment by Cheung Ming on behalf of the Company for primarily the legal and professional expenses.  This advance is unsecured, non-interest bearing and without fixed repayment term.

(b) The payables to Gu Yao mainly represent cash advance by Gu Yao for operation need of Sino Wish.  This advance is unsecured, non-interest bearing and was fully repaid during the period.

(c)The payables to Vivian Choi mainly represent cash advance by Vivian for operation need of Sino Wish. This advance is unsecured, non-interest bearing and is repayable by four installments.

(d) The amount receivable from BJ Kenon mainly represents the franchise annual fee and termination fee income pursuant to the franchise agreement for a term of 3 years entered on April 1, 2010 and terminated on May 31, 2011.

(e) The amount receivable from Sizegenic group represents cash advance to Sizegenic Holdings Limited and its group companies for operation need.  These advances are unsecured, non-interest bearing.

(f) The amount payable to FJGG mainly represents the legal and professional fee for provision of legal advice, review and comment, and filing of statutory reports.

(g) The amount payable to Sizegenic mainly represents coffee supplies and franchise annual fee.

NOTE 13 CERTAIN RISK AND CONCENTRATION

Credit risk

As of September 30 and March 31, 2012, substantially all of the Company’s cash included bank deposits in accounts maintained within Hong Kong, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

There were no significant customers or vendors which accounts for 10% or more of the Company’s revenues or purchases during the periods presented.

The Company also faces risk of non-renewal of franchise agreement by Sizegenic Holdings Limited for the right to operate the restaurants under the tradename “Caffe Kenon”.   Management considers the risk is minimal as Sizegenic is a related party to the Company.

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

On February 10 2011, the Company acquired all of the issued and outstanding shares of HLL, which was incorporated in December 2009.   As a result of completion of this share exchange transaction, HLL became our wholly-owned subsidiary.  Also, as more fully described below, HLL’s subsidiary, Legend Sun Limited, a Hong Kong corporation (“Legend Sun”), which HLL acquired in February 2010, became the Company’s operating subsidiary.

On March 29 2012, the Company acquired through its subsidiary all of the issued and outstanding shares of Sino Wish Limited, a Hong Kong corporation, which was incorporated in November 2009 and was the franchisee of the Company to operate Caffé Kenon restaurant at Tai Yau Plaza, Hong Kong since March, 2010.   As a result of completion of this share exchange transaction, Sino Wish became the Company’s wholly-owned subsidiary.

Corporate Structure

The Chart below depicts our corporate structure. As depicted below, Studio II Brands owns 100% of Hippo Lace Limited and Hippo Lace Limited owns 100% of Legend Sun Limited and Sino Wish Limited.

Through the Company’s operating subsidiaries, Legend Sun and Sino Wish, the Company is in the business of operating coffee shop restaurants under the tradename “Caffe Kenon.”  The Company currently owns and operates two Caffé Kenon coffee shops located in Hong Kong which have been in operation since June 2009 and March 2010 respectively.  These shops are operated under the terms of a franchise agreement between HLL and Sizegenic Holdings Limited (“Sizegenic”).  On May 31, 2011, HLL terminated the subfranchise agreement for the restaurant in Beijing, PRC.  Accordingly, the location is no longer operated as a Caffe Kenon restaurant.  Subsequent to the share exchange transaction with shareholder of Sino Wish on March 29, 2012, HLL terminated the subfranchise agreement with Sino Wish on April 1, 2012.

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

Results for the Three and Six Months Ended September 30, 2012 compared to Three and Six Months Ended September 30, 2011

The following discussion regarding unaudited results of operation relates to the business operations which are carried on through our operating subsidiaries, Legend Sun and Sino Wish.  The Company believes the following information is relevant to an assessment and understanding of our results of operation and financial condition for the three months ended September 30, 2012 and 2011 which is before and after the Company acquired Sino Wish through HLL in March, 2012. The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere in this Form.

On March 29, 2012, the Company consummated its acquisition of Sino Wish.  The following unaudited pro forma information presents the Company’s consolidated results of continuing operations as if the acquisition had occurred at the beginning of each period presented and is provided for the purpose of comparative analysis since Sino Wish results of operations is significant to the Company:

	Pro Forma Comparisons
	For the Three Months Ended
	As Reported September 30, 2011	Sino Wish Three months	Pro Forma September 30, 2011 (including Sino Wish)
Revenue	89,543	132,070	221,613
Cost of revenue	(25,709)	(35,648)	(61,357)
Gross profit	63,834	96,422	160,256

Operating expense:
Staff cost	19,568	32,788	52,356
Rent, government fee,
management fee	23,112	27,684	50,796
Electricity, gas and utilities	5,853	5,376	11,229
Depreciation	6,103	2,118	8,221
Professional and audit fee	16,630	-	16,630
Others	10,407	10,266	20,673
Total operating expense	81,673	78,232	159,905

(Loss)/Income from operations	(17,839)	18,190	351

Interest & other income/ (expense)
Other income	844	-	844
Other expenses	(74)	-	(74)
(Loss)/Income before income taxes	(17,069)	18,190	1,121

Income tax benefit	(177)	-	(177)
Net (loss)/income	(17,246)	18,190	944

	Pro Forma Comparisons
	For the Six Months Ended
	As Reported September 30, 2011	Sino Wish Six months	Pro Forma September 30, 2011 (including Sino Wish)
Revenue	194,031	250,772	444,803
Cost of revenue	(57,869)	(69,928)	(127,797)
Gross profit	136,162	180,844	317,006

Operating expense:
Staff cost	39,581	64,509	104,090
Rent, government fee,
management fee	46,224	55,145	101,369
Electricity, gas and utilities	10,536	10,183	20,719
Depreciation	12,201	4,230	16,431
Professional and audit fee	42,285	-	42,285
Others	26,901	30,657	57,558
Total operating expense	177,728	164,724	342,452

(Loss)/Income from operations	(41,566)	16,120	(25,446)

Interest & other income/ (expense)

Other income	1,771	-	1,771
Other expenses	(566)	-	(566)
(Loss)/Income before income taxes	(40,361)	16,120	(24,241)

Income tax benefit	(1,289)	-	(1,289)
Net (loss)/income	(41,650)	16,120	(25,530)

	For the three months ended September 30,			For the six months ended September 30,
	2012	2011 Pro forma	2012 to 2011	2012	2011 Pro forma	2012 to 2011
Revenue
Food and beverage income	$ 225,632	$ 221,613	$ 4,019	$ 438,819	$ 434,531	$ 4,288
Franchise and management fee income	-	-	-	-	10,272	(10,272)
Total revenue	225,632	221,613	4,019	438,819	444,803	(5,984)
Cost of goods sold	(44,697)	(61,357)	16,660	(98,048)	(127,797)	29,749
Gross profit	180,935	160,256	20,679	340,771	317,006	23,765
Operating expenses	(172,703)	(159,905)	(12,798)	(324,684)	(342,452)	17,768
Operating income/(loss)	8,232	351	7,881	16,087	(25,446)	41,533
Other income	1,405	844	561	2,727	1,771	956
Other expenses	-	(74)	74	-	(566)	566
Total other income, net	1,405	770	635	2,727	1,205	1,522
Income tax expenses	-	(177)	177	-	(1,289)	1,289
Net income/(loss)	$ 9,637	$ 944	$ 8,693	$ 18,814	$ (25,530)	$ 44,344

The following tables summarize the unaudited franchise and subfranchise results for three months ended September 30, 2012 and 2011, respectively per note 9 segment information to financial statements:

	For the three months ended September 30,
	2012		2011		2012 to 2011	2012 to 2011
	Franchise	Subfranchise	Franchise	Subfranchise	Franchise	Subfranchise

Revenue	$ 225,632	$ -	$ 89,543	$ -	$ 136,089	$ -
Cost of revenue	(44,697)	-	(25,709)	-	(18,988)	-
Gross profit	180,935	-	63,834	-	117,101	-
Operating expenses	(172,703)	-	(80,595)	(1,078)	(92,108)	1,078
Operating (loss)/income	8,232	-	(16,761)	(1,078)	24,993	1,078
Net (loss)/income after income tax by Segment	$ 9,637	$ -	$ (16,346)	$ (900)	$ 25,983	$ 900
	For the six months ended September 30,
	2012		2011		2012 to 2011	2012 to 2011
	Franchise	Subfranchise	Franchise	Subfranchise	Franchise	Subfranchise

Revenue	$ 438,819	$ -	$ 183,759	$ 16,482	$ 255,060	$ (16,482)
Cost of revenue	(98,048)	-	(52,733)	(10,272)	(45,315)	10,272
Gross profit	340,771	-	131,026	6,210	209,745	(6,210)
Operating expenses	(324,684)	-	(176,650)	(1,078)	(148,034)	1,078
Operating (loss)/income	16,087	-	(45,624)	5,132	61,711	(5,132)
Net (loss)/income after income tax by Segment	$ 18,814	$ -	$ (45,038)	$ 4,285	$ 63,852	$ (4,285)

Result of continuing operations

Revenues

Three Months Ended September 30, 2012 compared to the Three Months Ended September 30, 2011

Revenue for the three months ended September 30, 2012, was $225,632, as compared to revenue of $221,613 (on a pro forma basis) for the three months ended September 30, 2011. The increase of 4,019, or approximately 1.8%, was mainly attributed to the net increase of sales volume and price adjustment on annual basis.

Six Months Ended September 30, 2012 compared to Six Months Ended September 30, 2011

Revenue for the six months ended September 30, 2012, was $438,819, as compared to revenue of $434,531 (on a pro forma basis) for the six months ended September 30, 2011. The increase of $4,288, or approximately 1%, was considered as stable. It was $0 for the three months ended September 30, 2011.

Cost of Revenues

Three Months Ended September 30, 2012 compared to the Three Months Ended September 30, 2011

Cost of revenues represents finished goods including food and beverage materials and products for catering services sold by our company-owned restaurants.  Cost of revenue for the three months ended September 30, 2012 was $44,697, as compared to cost of revenue of $61,357 (on a pro forma basis) for the three months ended September 30, 2011.  The decrease in cost of revenues of $16,660, or approximately 27%, for the period ended September 30, 2012, as compared to the same period in 2011 was mainly attributed to better cost control by minimizing the wastes and improvement on the usage of materials.

Six Months Ended September 30, 2012 compared to the Six Months Ended September 30, 2011

Cost of revenues represents finished goods including food and beverage materials and products for catering services sold by our company-owned restaurants.  Cost of revenue for the six months ended September 30, 2012 was $98,048, as compared to cost of revenue of $127,797 (on a pro forma basis) for the six months ended September 30, 2011.  The decrease in cost of revenues of $29,749, or approximately 23%, for the period ended September 30, 2012, as compared to the same period in 2011 was mainly attributed to better cost control by minimizing the wastes and improvement on the usage of materials..

Gross Profit

Three Months Ended September 30, 2012 compared to the Three Months Ended September 30, 2011

Gross profit represents the result of the revenues and costs of revenues from our company owned restaurants.  Gross profit for the three months ended September 30, 2012 was $180,935, as compared to gross profit of $160,256 (on a pro forma basis) for the three months ended September 30, 2011.  The increase of gross profit $20,679, or approximately 13%, in gross profit from restaurant operations for the period ended September 30, 2012, as compared to the same period in 2011 is mainly due to the increase of net sales volume and price adjustment as well as material cost and improvement on the usage of materials.

Six Months Ended September 30, 2012 compared to the Six Months Ended September 30, 2011

Gross profit represents the result of the revenues and costs of revenues from our company owned restaurants. Gross profit for the six months ended September 30, 2012 was $ 340,771, as compared to gross profit of $317,006 (on a pro forma basis) for the six months ended September 30, 2011.  The increase in gross profit of $ 23,765, or approximately 7%, for the period ended September 30, 2012, as compared to the same period in 2011 was mainly due to the increase of net sales volume and price adjustment as well as material cost and improvement on usage of materials.

Operating Expenses

Operating expenses for the Company and subsidiaries consist of the following items:

	For the three months ended September 30,			For the six months ended September 30,
	2012	2011 Pro forma	2012 to 2011	2012	2011 Pro forma	2012 to 2011

Staff costs	$ 62,801	$ 52,356	$ 10,445	$ 120,470	$ 104,090	$ 16,380
Rent, government fee, management fee	40,157	50,796	(10,639)	94,457	101,369	(6,912)
Electricity, gas and utilities	12,603	11,229	1,374	23,077	20,719	2,358
Depreciation	8,238	8,221	17	16,477	16,431	46
Professional and audit fee	22,155	16,630	5,525	22,181	42,285	(20,104)
Others	26,749	20,673	6,076	48,023	57,558	(9,535)
	$ 172,703	$ 159,905	$ 12,798	$ 324,685	$ 342,452	$ (17,767)

Three Months Ended September 30, 2012 compared to the Three Months Ended September 30, 2011

The increase of operating expenses to $172,703 for the three months ended September 30, 2012 as compared to operating expenses of $159,9055 (on a pro forma basis) for the same period for 2011, which represents an increase of $12,798 or approximately 8%, is mainly due to increase of staff headcount and professional fee.

Six Months Ended September 30, 2012 compared to the Six Months Ended September 30, 2011

The decrease of operating expenses to $324,685 for the six  months ended September 30, 2012 as compared to operating expenses of $342,452 (on a pro forma basis) for the same period for 2011, which represents a increase of $12,798 or approximately 5%, is mainly due to less professional and audit fees occurred comparing to the same period for 2011.

Operating income/(loss)

Three Months Ended September 30, 2012 compared to the Three Months Ended September 30, 2011

The increase in operating income from profit of $351 (on a pro forma basis) for the three months ended September 30, 2011 to profit of $8,232 for the three months ended September 30, 2012, an increase of $7,881, is mainly due to increased gross profit.

Six Months Ended September 30, 2012 compared to the Six Months Ended September 30, 2011

The difference in operating loss from $25,446 (on a pro forma basis) for the six  months ended September 30, 2011 to profit of $16,087 for the six months ended September 30, 2012, an increase of $41,533, is mainly due to increased gross profit and decreased operating expenses.

Other income and expenses

Three Months Ended September 30, 2012 compared to the Three Months Ended September 30, 2011

Other income and expenses were $1,405 and nil for the three months ended September 30, 2012, as compared to $844 and $74 (on a pro forma basis) for the same period ended 2011, respectively.  Other income represents the tips received at our Company-owned restaurants. Other expenses represents franchise management fee expenses of our Company-owned restaurant.

Six Months Ended September 30, 2012 compared to the Six Months Ended September 30, 2011

Other income and expenses were $2,727 and nil for the six months ended September 30, 2012, as compared to $1,771 and $566 (on a pro forma basis) for the same period ended 2011, respectively.  Other income represents the tips received at our Company-owned restaurants. Other expenses represents franchise management fee expenses of our Company-owned restaurant.

Net income/(loss)

Three Months Ended September 30, 2012 compared to the Three Months Ended September 30, 2011

Net income for the three months ended September 30, 2012 increased due to increase of revenue and gross profit from our Company-owned restaurants and no subfranchise loss by comparing to the same period in 2011.

Six Months Ended September 30, 2012 compared to the Six Months Ended September 30, 2011

Net income for the six months ended September 30, 2012 increased due to increase of revenue and gross profit from our Company-owned restaurants.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

Net cash used in operating activities for the six months period ended September 30, 2012 was $7,135.  It mainly represents cash spent on daily operations.

Net cash used in investing activities for the nine months ended September 30, 2012 was $1,585, and represents purchase of equipment.

A shareholder of the Company, Cheung Ming, has paid expenses on behalf of the Company with no interest and without a fixed repayment term.  Amounts payable to the aforesaid shareholder at September 30, 2012 and March 31, 2012, were $556,537 and $525,455, respectively.  The payable is an internal source of liquidity for payment of operational expenses and to provide working capital. Possible external sources of liquidity may include loan borrowing from financial institutions or possible completion of a share exchange transaction to acquire potential and profitable businesses which can generate additional cash flow.

The Company believes that the existing cash and cash equivalents on hand in Hong Kong as at September 30, 2012 at approximately $13,183 together with approximately $7,000 monthly average net cash inflow generated from the Company-owned restaurants, will be sufficient to meet our working capital requirements for the current level of operations and to sustain business operations at the current levels for the next twelve months.

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

As of September 30, 2012, there were no material commitments for capital expenditures for business operations.

The Company’s independent registered public accounting firm’s report of the financial statements for the year ended March 31, 2012, contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer have identified a material weakness in connection with the preparation of our consolidated financial statements as of and for the period ended September 30, 2012 and have thus concluded that our disclosure controls and procedures were not effective to provide reasonable assurance of the achievement of these objectives.  A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness and control deficiency primarily related to absence of a Chief Financial Officer with appropriate professional experience with U.S. GAAP and SEC rules and regulations.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

SCH XBRL Scheme Document.

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

Date: November 19, 2012