Form 10-Q
period 2012-12-31
STUDIO II BRANDS INC
filed 2013-02-21
CIK 1081091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 0-51355

STUDIO II BRANDS, INC.

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation)	65-0664963 (IRS Employer Identification Number)

16/F Honest Building

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

[ ] Yes

[X] No

As of February 19, 2013, the Issuer had 14,838,018 shares of common stock issued and outstanding.

QUARTERLY REPORT ON FORM 10-Q

OF STUDIO II BRANDS, INC.

FOR THE PERIOD ENDED DECEMBER 31, 2012

TABLE OF CONTENTS

PART I

-

FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	29

PART II

-

OTHER INFORMATION

Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Removed and Reserved	29
Item 5.	Other Information	29
Item 6.	Exhibits	30
Signatures		30

PART I-FINANCIAL INFORMATION

ITEM 1.

   FINANCIAL STATEMENTS.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2012 (Unaudited)	March 31, 2012

ASSETS
Current assets
Cash	$ 34,173	$ 25,912
Due from related party	248,558	320,796
Inventories	5,760	3,950
	───────	───────
Total current assets	288,491	350,658
	───────	───────

Property and equipment, net	102,847	121,784
Security deposits	111,915	105,514
Goodwill	311,291	311,291
	───────	───────
Total assets	$ 814,544	$ 889,247
	========	========

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 101,607	$ 109,222
Income tax payable	3,190	4,072
Payable to stockholder	22,250	88,998
Due to related party	18,239	26,072
	───────	───────
Total current liabilities	145,286	228,364

Payable to stockholder	535,997	538,296
	───────	───────
Total liabilities	681,283	766,660
	───────	───────

COMMITMENS AND CONTINGENCIES
STOCKHOLDER'S EQUITY
Common stock, 100,000,000 shares authorized with par value $0.001; 14,838,018 shares issued and outstanding as of December 31, 2012 and March 31, 2012	14,838	14,838
Additional paid-in capital	446,935	446,935
Accumulated deficit	(328,512)	(339,186)
	───────	───────
Total stockholder’s equity	133,261	122,587
	───────	───────
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 814,544	$ 889,247
	========	========

See accompanying notes to consolidated financial statements (unaudited)

STUDIO II BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three-months ended December 31, 2012	For the three- months ended December 30, 2011	For the nine-months ended December 31, 2012	For the nine-months ended December 31, 2011

REVENUE
Food and beverage income	$ 168,735	$ 118,231	$ 607,554	$ 301,990
Franchise and management fee income	-	2,199	-	12,471
	────────	────────	────────	────────
	168,735	120,430	607,554	314,461
Cost of goods sold (exclusive of depreciation)	(37,850)	(26,709)	(135,898)	(84,578)
	────────	────────	────────	────────
Gross profit	130,885	93,721	471,656	229,883
Operating expenses	(141,515)	(62,902)	(466,199)	(240,630)
	────────	────────	────────	────────
Operating (loss)/profit	(10,630)	30,819	5,457	(10,747)
	────────	────────	────────	────────

OTHER INCOME/(EXPENSES)
Other income	2,490	900	5,217	2,671
Other expenses	-	(806)	-	(1,372)
	────────	────────	────────	────────
TOTAL OTHER INCOME, NET	2,490	94	5,217	1,299

NET (LOSS)/INCOME BEFORE INCOME TAXES	(8,140)	30,913	10,674	(9,448)
Income tax expenses	-	(2)	-	(1,291)
	────────	────────	────────	────────
NET (LOSS)/INCOME FROM CONTINUING OPERATIONS	(8,140)	30,911	10,674	(10,739)
Discontinued operations, net of taxes	-	-	-	897
	────────	────────	────────	────────
NET (LOSS)/INCOME	$ (8,140)	$ 30,911	$ 10,674	$ (9,842)
	────────	────────	────────	────────
Basic and fully diluted (loss)/income per common share	$ -	$ -	$ -	$ -
	=========	=========	=========	=========

WEIGHTED AVERAGE SHARES OUTSTANDING	14,838,018	11,899,276	14,838,018	11,899,276
	=========	=========	=========	=========

See accompanying notes to consolidated financial statements (unaudited)

STUDIO II BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 (UNAUDITED)

	Common Stock, Par value of $0.001		Additional	Accumulated	Total stockholder's
	Number	Amount	paid-in capital	deficit	equity

Balance as of March 31, 2012	14,838,018	$ 14,838	$ 446,935	$ (339,186)	$ 122,587
Net income	-	-	-	10,674	10,674
	─────────	────────	────────	────────	─────────
Balance as of December 31, 2012	14,838,018	$ 14,838	$ 446,935	$ (328,512)	$ 133,261
	==========	=========	=========	=========	=========

See accompanying notes to consolidated financial statements (unaudited)

STUDIO II BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended December 31, 2012	Nine months ended December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss) from continuing operations	$ 10,674	$ (10,739)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation	20,523	18,304
Changes in operating assets and liabilities:
Due from related party	72,238	(25,087)
Account receivables	-	(9,591)
Inventories	(1,810)	(1,320)
Security deposits	(6,401)	(450)
Account payables and accrued expenses	(7,615)	3,972
Due to related party	(7,833)	(5,923)
Income tax payable	(884)	(1,132)
	────────	────────
Net cash generated from/(used in) operating activities-continuing operations	78,892	(31,966)
Net cash used in operating activities-discontinued operations	-	(5,136)
	────────	────────
NET CASH GENERATED FROM/(USED IN) OPERATING ACTIVITIES	78,892	(37,102)
	────────	────────
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,584)	(657)
	────────	────────
NET CASH USED IN INVESTING ACTIVITIES	(1,584)	(657)
	────────	────────
CASH FLOWS FROM FINANCING ACTIVITIES
(Advance to)/from stockholder	(69,047)	32,760
	────────	────────
NET CASH (USED IN)/GENERATED FROM FINANCING ACTIVITIES	(69,047)	32,760
	────────	────────
NET INCREASE/(DECREASE) IN CASH	8,261	(4,999)
Beginning of period	25,912	23,945
	────────	────────
End of period	$ 34,173	$ 18,946
	=========	=========

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ 884	$ 2,421
	=========	=========

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

The Company has transitioned from its development stage to operational activities as of February 10, 2011.  On February 10, 2011, the Company entered into and consummated a share exchange agreement with Hippo Lace Limited (“HLL”), a BVI corporation and Mr. Gu Yao (“Gu”), the sole stockholder of HLL to acquire Gu’s 100% interests of HLL and its wholly owned subsidiary, Legend Sun Limited (“Legend Sun”) a limited liability company incorporated and domiciled in Hong Kong and its principal activity is to provide catering services in Hong Kong. In conjunction with the acquisition, the Company completed the closing of the exchange transaction under the terms of the Exchange Agreement and Supplementary Agreement on February 10, 2011 by issued 2,291,100 shares of its Common Stock to Gu as consideration (i) to acquire all of the issued and outstanding shares of HLL owned by Gu valued at $34,450 or approximately $0.015 per share, and (ii) to pay off the outstanding stockholder loan owed to Gu Yao by HLL.  Accordingly, after completion of the transaction described above, the outstanding stockholder loan in the amount of $184,226 was owed by HLL to the Company.

On March 29, 2012, the Company through its subsidiary HLL entered into and consummated a stock purchase agreement with Sino Wish Limited (“Sino Wish”) and Ms Vivian Choi (“Vivian”), the sole stockholder of Sino Wish to (i) acquire Vivian’s 100% interests of Sino Wish which is incorporated and domiciled in Hong Kong as a Company’s franchisee to operate Caffé Kenon restaurant at Tai Yau Plaza, Hong Kong, and (ii) repay the stockholder’s loan from Vivian to HLL. The purchase price for the acquisition of Sino Wish amounted to $280,000, and was determined through arm’s length negotiation.  A total of $191,002 was paid through issuance to the seller of a total of 2,938,742 shares of common stock of the Company valued at $0.065 per share.  Such shares are restricted securities as defined in Rule 144 under the Securities Act of 1933.  The balance of the purchase price in the amount of $88,998 is payable through the assumption of the outstanding balance of a stockholder loan owed by Sino Wish to the seller. The stockholder loan assumed by HLL is due and payable, without interest, in four equal quarterly installments, with payments due as of the last day of each calendar quarter following the Closing Date hereunder, with the first such installment due on or before December 31, 2012, and with the entire unpaid balance due on or before March 31, 2013.  HLL or its designees may also prepay the stockholder loan in whole or in part at any time during the fiscal year from April 1, 2012 to March 31, 2013.

NOTE 2 GOING CONCERN AND MANAGEMENT’S PLANS

The Company’s independent registered public accounting firm’s report of the financial statements for the year ended March 31, 2012 contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, they do not include any adjustments that might result from the outcome of this uncertainty.  The Company’s minimal revenues, its dependency on continuing funding from its stockholders raise substantial doubt about its ability to continue as a going concern.  The Company's business plan includes raising funds from outside potential investors.  However, there is no assurance that it will be able to do so.

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

STUDIO II BRANDS, INC. AND SUBSIDIARIES

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

(b)

Principles of consolidation

The balance sheets as of December 31 and March 31, 2012 include the Company and its wholly-owned subsidiaries, HLL, Legend Sun and Sino Wish.  Additionally, the results of operations and cash flows include the operations of HLL, Legend Sun and Sino Wish from the date of acquisition.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

(d)

Foreign currency translation

Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the period; and the stockholders’ equity is translated at historical exchange rate. The related transaction adjustments are reflected in “Accumulated other comprehensive income / (loss)’’ in the equity section of the consolidated balance sheet.

	December 31, 2012	December 31, 2011	March 31, 2012

Period end HK$:US$ exchange rate	$ 7.7507	$ 7.7688	$ 7.7642
Average three-months ended HK$:US$ exchange rate	$ 7.7503	$ 7.7748	-
Average nine-months ended HK$:US$ exchange rate	$ 7.7529	$ 7.7817	-

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

Computer equipment: 10%, per annum

Leasehold improvements: over the lease term

(f)

Inventories

Inventories consist of finished goods which include food and beverage materials and products for catering service.  Inventories are measured at the lower of cost or market value. The cost of inventories comprises all costs of purchases, costs of conversion and other costs incurred in bringing the inventories to their present location and condition and is assigned by using a first-in first-out basis. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. The management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(g)

Accounts receivables

Accounts receivable are shown net of allowance for doubtful accounts. During the period, there were no bad debts incurred and no allowance for doubtful accounts recorded as of December 31 and March 31, 2012. The allowance for doubtful accounts considers a number of factors, including collection experience, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable portfolios, industry norms, regulatory decisions and other factors. Management reviews the composition of accounts receivable and analyzes any historical bad debts, customer concentrations, and customer credit worthiness.  Management’s policy is to record a reserve primarily on a specific identification basis.  Accounts are written off after use of a collection agency is deemed to be no longer useful.

(h)

Security deposits

Security deposits mainly consist of five months rental and management fee security deposits, electricity and water meter deposits for company owned restaurants.

(i)

Cash

Cash consist of cash on hand and at banks.  The Company's cash deposits are held with financial institutions located in United States and Hong Kong.  Management believes these financial institutions are of high credit quality.

(j)

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in an acquisition.  Accounting Standards Codification (“ASC”)-350-30-50 “Goodwill and Other Intangible Assets” requires the testing of goodwill and indefinite-lived intangible assets for impairment at least annually.  The Company tests goodwill for impairment in the fourth quarter each year.  Goodwill impairment is computed using the expected present value of associated future cash flows.  There was no impairment of goodwill as of December 31 and March 31, 2012.

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

Based on the Company’s assessment, there were no events or changes in circumstances that would indicate any impairment of long-lived assets as of December 31 and March 31, 2012.

(l)

Accounts payable and accrued expenses consist of the following:

	December 31, 2012 (Unaudited)	March 31, 2012

Accounts payable	$ 25,938	$ 44,025
Accrued expenses
Legal and professional fees	42,489	22,324
Payroll and other operating expenses	33,180	42,873
	────────	────────
	$ 101,607	$ 109,222
	=========	=========

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

There was no asset or liability measured at fair value on a non-recurring basis as of December 31 and March 31, 2012.

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

(o)

Other comprehensive income

The Company has adopted ASC 220 “Comprehensive Income”.  This statement establishes rules for the reporting of comprehensive income and its components.  Comprehensive income consists of net income and foreign currency translation adjustments.  As of December 31 and March 31, 2012, there is no significant accumulated other comprehensive income.

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

As of December 31 and March 31, 2012, the Company's management has evaluated all such proceedings and claims. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

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

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment of the Company consist primarily of restaurant facilities and equipment owned and operated by the Company's wholly owned subsidiaries. Property and equipment as of December 31 and March 31, 2012 are summarized as follows:

	December 31, 2012 (Unaudited)	March 31, 2012

Furniture & equipment	$ 76,644	$ 75,058
Leasehold improvement	113,150	113,150
Computer equipment	14,703	14,703
	────────	────────
Total	204,497	202,911
Accumulated depreciation and amortization	(101,650)	(81,127)
	────────	────────
Balance as at period ended	$ 102,847	$ 121,784
	=========	=========

Depreciation and amortization expense for the nine months ended December 31, 2012 and 2011 were $20,523 and $18,304, respectively.

NOTE 5 SECURITY DEPOSITS

Security deposits mainly consist of five months rental and management fee security deposits, electricity and water meter deposits for company owned restaurant, and was recorded by the time of payment. Security and deposits as of December 31 and March 31, 2012 are summarized as follows:

	December 31, 2012 (Unaudited)	March 31, 2012

Rental and management fee security deposit	$ 98,622	$ 90,198
Electricity deposit	7,448	7,447
Water deposit	1,541	1,541
Gas deposit	1,926	1,926
Food supplies deposit	2,149	2,953
Other deposit	229	1,449
	────────	────────
	$ 111,915	$ 105,514
	=========	=========

NOTE 6 COST OF GOODS SOLD

Cost of goods sold consists of finished goods include food and beverage materials and products for catering services sold by company-owned restaurant and the subfranchise annual fee expenses.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 OPERATING EXPENSES

Operating expenses consist of the following for the three and nine months ended December 31, 2012 and 2011:

	Three months ended	Nine months ended	Three months ended	Nine months ended
	31 December, 2012		December 31,2011

Staff costs	$ 40,433	$ 160,903	$ 18,155	$ 57,736
Property rent, rate and management fee	67,944	162,401	23,112	69,336
Electricity and utilities	8,330	31,407	5,682	16,218
Depreciation	4,047	20,523	6,103	18,304
Professional and audit fee	15,064	37,245	2,816	45,101
Others	5,697	53,720	7,034	33,935
	─────────	────────	────────	────────
Total	$ 141,515	$ 466,199	$ 62,902	$ 240,630
	==========	=========	=========	=========

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

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Revenues from franchised Caffe Kenon are as follows:

	Nine months Ended December 31, 2012	Nine months Ended December 31, 2011

Subfranchise annual fee income	$ -	$ 16,482
Subfranchise management fee income	-	2,199
	────────	────────
	$ -	$ 18,681
	=========	=========

Franchise and management fee income due to the Company are as follows:

	December 31, 2012	March 31, 2012

Subfranchise annual and management fee due to the Company:
Beijing Kenon (included in due from related party)	$ -	$ 11,880
	========	=========

Future minimum franchise fee payments due from the Company under existing franchise and subfranchise arrangements are nil.

Future minimum franchise fee payments due to the Company under existing franchise and subfranchise arrangements are nil.

Franchise fees owe to Sizegenic consist of franchise and subfranchise annual fee and monthly franchise management fee applicable to profit after tax of Company-owned restaurant.  For nine months ended December 31, 2012, the franchise annual fee expense amounting to $5,136 for Hong Kong was owed by Sino Wish to Sizegenic.

The first year franchise annual fee owe to Sizegenic for the Company-owned restaurant at $5,136 was after a special 50% discount and full amount of $10,272 is due per annum beginning in the second year and throughout the term of the agreement.

NOTE 9 SEGMENT INFORMATION

A)

Business segment reporting – by services

The Company has one reportable segment as of December 31, 2012 and two as of December 31, 2011 that include franchised to operate an owned Caffe Kenon in Hong Kong and subfranchise to operate two Caffe Kenon in Hong Kong and Beijing respectively. The subfranchisee located in Beijing has terminated the franchise agreement with effect from May 31, 2011 with an immaterial early termination fee of $6,210, no geographic information has been presented.  The sufranchisee located in Hong Kong has been acquired by the Company in March 2012 and becomes the second owned Caffe Kenon franchised to operate in Hong Kong.

Each reportable segment is separately organized and focuses on different customer groups of consumers and subfranchisees.  Each reportable segment prepares a stand-alone set of financial reporting package including information such as revenue, expenses, and goodwill, and the package is regularly reviewed by the Chief Executive Officer.

The following is the summary of relevant information relating to each segment reconciled to amounts on the accompanying consolidated financial statements for the three and nine months ended December 31, 2012.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months ended December 31, 2012 (unaudited)

	Franchise	Subfranchise	Corporate	Total

Revenue	$ 168,735	$ -	$ -	$ 168,735

Depreciation and amortization	(4,047)	-	-	(4,047)

Cost of revenues and operating expenses excluding depreciation and amortization	(144,805)	-	(30,513)	(175,318)
	─────────	────────	────────	────────
Operating income/(loss)	19,883	-	(30,513)	(10,630)

Other income	2,490	-	-	2,490

Other expenses	-	-	-	-
	─────────	────────	────────	────────
Total other income (net)	2,490	-	-	2,490

Income tax expenses	-	-	-	-
	─────────	────────	────────	────────
Net income/(loss) after tax	$ 22,373	$ -	$ (30,513)	$ (8,140)
	==========	=========	=========	=========

Total assets, excluding goodwill	$ 536,410	$ 18,090	$ 23,134	$ 577,634
Goodwill	$ 311,291	$ -	$ -	$ 311,291
Capital expenditure	$ 1,582	$ -	$ -	$ 1,582
	==========	=========	=========	=========

Nine Months ended December 31, 2012 (unaudited)

	Franchise	Subfranchise	Corporate	Total

Revenue	$ 607,554	$ -	$ -	$ 607,554

Depreciation and amortization	(20,523)	-	-	(20,523)

Cost of revenues and operating expenses excluding depreciation and amortization	(512,810)	-	(68,764)	(581,574)
	─────────	────────	────────	────────
Operating income/(loss)	74,221	-	(68,764)	5,457

Other income	5,217	-	-	5,217

Other expenses	-	-	-	-
	─────────	────────	────────	────────
Total other income (net)	79,438	-	(68,764)	10,674

Income tax expenses	-	-	-	-
	─────────	────────	────────	────────
Net income/(loss) after tax	$ 79,438	$ -	$ (68,764)	$ 10,674
	==========	=========	=========	=========

Total assets, excluding goodwill	$ 536,410	$ 18,090	$ 23,134	$ 577,634
Goodwill	$ 311,291	$ -	$ -	$ 311,291
Capital expenditure	$ 1,582	$ -	$ -	$ 1,582
	==========	=========	=========	=========

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months ended December 31, 2011 (unaudited)

	Franchise	Subfranchise	Corporate	Total

Revenue	$ 118,231	$ 2,199	$ -	$ 120,430

Depreciation and amortization	(6,103)	-	-	(6,103)

Cost of revenues and operating expenses excluding depreciation and amortization	(79,308)	-	(4,200)	(83,508)
	─────────	────────	────────	────────
Operating income/(loss)	32,820	2,199	(4,200)	30,819

Other income	900	-	-	900

Other expenses	(806)	-	-	(806)
	─────────	────────	────────	────────
Total other income (net)	94	-	-	94

Income tax expenses	538	(540)	-	(2)
	─────────	────────	────────	────────
Net income/(loss) after tax	$ 33,452	$ 1,659	$ (4,200)	$ 30,911
	==========	=========	=========	=========

Total assets, excluding goodwill	$ 195,280	$ 27,299	$ -	$ 222,579
Goodwill	$ 55,484	$ -	$ -	$ 55,484
Capital expenditure	$ -	$ -	$ -	$ -
	==========	=========	=========	=========

Nine Months ended December 31, 2011 (unaudited)

	Franchise	Subfranchise	Corporate	Total

Revenue	$ 301,990	$ 18,681	$ -	$ 320,671

Depreciation and amortization	(18,304)	-	-	(18,304)

Cost of revenues and operating expenses excluding depreciation and amortization	(241,700)	(10,272)	(60,068)	(312,040)
	─────────	────────	────────	────────
Operating income/(loss)	41,986	8,409	(60,068)	(9,673)

Other income	2,671	-	-	2,671

Other expenses	(1,372)	-	-	(1,372)
	─────────	────────	────────	────────
Total other income (net)	1,299	-	-	1,299

Income tax expenses	(81)	(1,387)	-	(1,468)
	─────────	────────	────────	────────
Net income/(loss) after tax	$ 43,204	$ 7,022	$ (60,068)	$ (9,842)
	==========	=========	=========	=========

Total assets, excluding goodwill	$ 195,280	$ 27,299	$ -	$ 222,579
Goodwill	$ 55,484	$ -	$ -	$ 55,484
Capital expenditure	$ 657	$ -	$ -	$ 657
	==========	=========	=========	=========

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

B)

Business segment reporting – by geography

As its secondary segments, the Company reports two geographical areas, which are the main market areas: Hong Kong and Beijing.  There is no any single foreign country market accounting for more than 10% of total revenues for the three months and nine months ended December 31, 2012 and 2011.

The following tables set forth revenues from customers of products sold by geographic segment:

Geographical information:	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011

Hong Kong	$ 168,735	$ 120,430	$ 607,554	$ 314,461
Beijing	-	-	-	6,210
	─────────	────────	────────	────────
	$ 168,735	$ 120,430	$ 607,554	$ 320,671
	=========	========	=========	=========

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

A reconciliation of the expected income tax expense (based on HK income tax rate) to the actual income tax expense is as follows:

	Three months ended December 31, 2012 (Unaudited)	Three months ended December 31, 2011 (Unaudited)	Nine months ended December 31, 2012 (Unaudited)	Nine months ended December 31, 2011 (Unaudited)

(Loss)/Income before tax	$ (8,140)	$ 30,913	$ 10,674	$ (9,448)
HK income tax rate	16.5%	16.5%	16.5%	16.5%
Expected income tax (credit)/expenses calculated at HK income tax rate	(1,343)	5,101	1,761	(1,559)
Corporate expenses not deductible for tax purposes	5,035	694	11,346	7,750
Tax exemption	-	-	(3,082)	-
Temporary differences not recognized	(3,692)	(5,793)	(10,025)	(4,900)
	─────────	────────	────────	────────
Total	$ -	$ 2	$ -	$ 1,291
	==========	=========	=========	=========

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

As of December 31, 2012, the total future minimum lease payments under operating lease in respect of leased premises are payable as follows:-

Year ended March 31,

2013	$ 145,037
2014	99,996
2015	16,666
─────────
Total	$ 261,699
==========

NOTE 12 RELATED PARTY TRANSACTIONS

Balance with related party	December 31, 2012 (Unaudited)	March 31,2012

Payable to stockholders:
(a) Cheung Ming, stockholder	$ 535,997	$ 525,455
	==========	=========
(b) Gu Yao, stockholder	$ -	$ 12,841
	==========	=========
(c) Vivian Choi, stockholder	$ 22,250	$ 88,998
	==========	=========
Due from related party:
(d) Beijing Kenon Bristro Catering Limited ("BJ Kenon") Common stockholder, Gu Yao	$ 6,353	$ 19,194
	==========	=========
(e) Sizegenic Holdings Limited group companies ("Sizegenic group") Common stockholder, Cheung Ming	$ 242,205	$ 301,602
	==========	=========
Due to related party:
(f) Frascona, Joiner, Goodman and Greenstein, P.C (“FJGG”) Common stockholder, Gary Joiner	$ 18,239	$ 18,239
	==========	=========
(g) Sizegenic Holdings Limited (“Sizegenic”) Common stockholder, Cheung Ming	$ -	$ 7,833
	==========	=========

STUDIO II BRANDS, INC. AND SUBSIDIARIES

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

NOTE 13 CERTAIN RISK AND CONCENTRATION

Credit risk

As of December 31 and March 31, 2012, substantially all of the Company’s cash included bank deposits in accounts maintained within Hong Kong, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

Studio II Brands, INC.
A Florida Corporation
100%
Hippo Lace Limited
A British Virginia Islands Corporation
100%
100%
Legend Sun Limited
HK Corporation
Sino Wish Limited
HK Corporation

Through the Company’s operating subsidiaries, Legend Sun and Sino Wish, the Company is in the business of operating coffee shop restaurants under the tradename “Caffe Kenon.”  The Company currently owns and operates two Caffé Kenon coffee shops located in Hong Kong which have been in operation since June 2009 and March 2010 respectively.  These shops are operated under the terms of a franchise agreement between HLL and Sizegenic Holdings Limited (“Sizegenic”).  On May 31, 2011, HLL terminated the subfranchise agreement for the restaurant in Beijing, PRC.  Accordingly, the location is no longer operated as a Caffe Kenon restaurant.  Subsequent to the share exchange transaction with stockholder of Sino Wish on March 29, 2012, HLL terminated the subfranchise agreement with Sino Wish on April 1, 2012.

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

Results for the Three and Nine Months Ended December 31, 2012 compared to Three and Nine Months Ended December 31, 2011

The following discussion regarding unaudited results of operation relates to the business operations which are carried on through our operating subsidiaries, Legend Sun and Sino Wish.  The Company believes the following information is relevant to an assessment and understanding of our results of operation and financial condition for the three months ended December 31, 2012 and 2011 which is before and after the Company acquired Sino Wish through HLL in March, 2012. The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere in this Form.

On March 29, 2012, the Company consummated its acquisition of Sino Wish.  The following unaudited pro forma information presents the Company’s consolidated results of continuing operations as if the acquisition had occurred at the beginning of each period presented and is provided for the purpose of comparative analysis since Sino Wish results of operations is significant to the Company:

	Pro Forma Comparisons
	Three Months Ended
	As Reported December 31, 2011	Sino Wish Three months	Pro Forma December 31, 2011 (including Sino Wish)

Revenue	120,430	109,015	229,445
Cost of revenue	(26,709)	(37,774)	(64,483)
	─────────	────────	────────
Gross profit	93,721	71,241	164,962

Operating expense:
Staff cost	18,155	30,219	48,374
Rent, government fee, management fee	23,112	27,460	50,572
Electricity, gas and utilities	5,682	4,604	10,286
Depreciation	6,103	2,109	8,212
Professional and audit fee	2,816	381	3,197
Others	7,034	9,225	16,259
	─────────	────────	────────
Total operating expense	62,902	73,998	136,900
(Loss)/Income from operation	30,819	(2,757)	28,062
Interest & other income/ (expense)
Other income	900	615	1,515
Other expenses	(806)	-	(806)
	─────────	────────	────────
(Loss)/Income before income taxes	30,913	(2,142)	28,771
Income tax benefit	(2)	-	(2)
	─────────	────────	────────
Net (loss)/income	30,911	(2,142)	28,769
	─────────	────────	────────

	Pro Forma Comparisons
	Nine Months Ended
	As Reported December 31, 2011	Sino Wish Nine months	Pro Forma December 31, 2011 (including Sino Wish)

Revenue	314,461	356,370	670,831
Cost of revenue	(84,578)	(107,513)	(192,091)
	─────────	────────	────────
Gross profit	229,883	248,857	478,740

Operating expense:
Staff cost	57,736	92,283	150,019
Rent, government fee, management fee	69,336	82,385	151,721
Electricity, gas and utilities	16,218	14,756	30,974
Depreciation	18,304	6,323	24,627
Professional and audit fee	45,101	381	45,482
Others	33,935	42,538	76,473
	─────────	────────	────────
Total operating expense	240,630	238,666	479,296
(Loss)/Income from operation	(10,747)	10,191	(556)
Interest & other income/ (expense)
Other income	2,671	3,028	5,699
Other expenses	(1,372)	-	(1,372)
	─────────	────────	────────
(Loss)/Income before income taxes	(9,448)	13,219	3,771
Income tax benefit	(1,291)	-	(1,291)
	─────────	────────	────────
Net (loss)/income	(10,739)	13,219	2,480
	─────────	────────	────────

	For the three months ended December 31,			For the Nine months ended December 31,
	2012	2011 Pro forma	2012 to 2011	2012	2011 Pro forma	2012 to 2011

Revenue
Food and beverage income	168,735	227,246	(58,511)	607,554	658,360	(50,806)
Franchise and management fee income	-	2,199	(2,199)	-	12,471	(12,471)
	─────────	────────	────────	─────────	────────	────────
Total revenue	168,735	229,445	(60,710)	607,554	670,831	(63,277)
Cost of goods sold	(37,850)	(64,483)	26,633	(135,898)	(192,091)	56,193
	─────────	────────	────────	─────────	────────	────────
Gross profit	130,885	164,962	(34,077)	471,656	478,740	(7,084)
Operating expenses	(141,515)	(136,900)	(4,615)	(466,199)	(479,296)	13,097
	─────────	────────	────────	─────────	────────	────────
Operating income/(loss)	(10,630)	28,062	(38,692)	5,457	(556)	6,013
	─────────	────────	────────	─────────	────────	────────
Other income	2,490	1,515	975	5,217	5,699	(482)
Other expenses	-	(806)	806	-	(1,372)	1,372
	─────────	────────	────────	─────────	────────	────────
Total other income, net	2,490	709	1,781	5,217	4,327	890
	─────────	────────	────────	─────────	────────	────────
Income tax expenses	-	(2)	2	-	(1,291)	1,291
	─────────	────────	────────	─────────	────────	────────
Net income/(loss)	(8,140)	28,769	(36,909)	10,674	2,480	8,194
	==========	==========	========	=========	=========	=======

The following tables summarize the unaudited franchise and subfranchise results for three and nine months ended December 31, 2012 and 2011, respectively per note 9 segment information to financial statements:

	For the three months ended December 31,
	2012		2011		2012 to 2011	2012 to 2011
	Franchise	Subfranchise	Franchise	Subfranchies	Franchise	Subfranchies

Revenue	168,735	-	118,231	2,199	50,504	(2,199)
Cost of revenue	(37,850)	-	(26,709)	-	(11,141)	-
	─────────	────────	────────	─────────	────────	────────
Gross profit	130,885	-	91,522	2,199	39,363	(2,199)
Operating expenses	(111,002)	-	(58,702)	-	(52,300)	-
	─────────	────────	────────	─────────	────────	────────
Operating (loss)/ income	19,883	-	32,820	2,199	(12,937)	(2,199)

Net (loss)/income after income tax by Segment	22,373	-	33,452	1,659	(11,079)	(1,659)
	=========	=========	========	=========	=========	=========

	For the Nine months ended December 31,
	2012		2011		2012 to 2011	2012 to 2011
	Franchise	Subfranchise	Franchise	Subfranchies	Franchise	Subfranchies

Revenue	607,554	-	301,990	18,681	305,564	(18,681)
Cost of revenue	(135,898)	-	(84,578)	(10,272)	(51,320)	10,272
	────────	────────	────────	────────	────────	────────
Gross profit	471,656	-	217,412	8,409	254,244	(8,409)
Operating expenses	(397,435)	-	(175,426)	-	(222,009)	-
	────────	────────	────────	────────	────────	────────
Operating (loss)/ income	74,221	-	41,986	8,409	32,235	(8,409)

Net (loss)/income after income tax by Segment	79,438	-	43,204	7,022	36,234	(7,022)
	=========	=========	========	=========	=========	=========

Result of continuing operations

Revenues

Three Months Ended December 31, 2012 compared to the Three Months Ended December 31, 2011

Revenue for the three months ended December 31, 2012, was $168,735, as compared to revenue of $227,246 (on a pro forma basis) for the three months ended December 31, 2011. The decrease of $58,511, or approximately 26%, was mainly caused by the decoration of the Tai Yau Plaza, where one of the restaurants (Sino Wish) is located, in October 2012, resulting in decrease in number of visitors to the plaza as well as number of customers to the restaurants.

Nine Months Ended December 31, 2012 compared to Nine Months Ended December 31, 2011

Revenue for the nine months ended December 31, 2012, was $607,554, as compared to revenue of $658,360 (on a pro forma basis) for the nine months ended December 31, 2011. The decrease of $50,806, or approximately 8%, the reason is similar to the decrease for the three months period which we mentioned above.

Cost of Revenues

Three Months Ended December 31, 2012 compared to the Three Months Ended December 31, 2011

Cost of revenues represents finished goods including food and beverage materials and products for catering services sold by our company-owned restaurants.  Cost of revenue for the three months ended December 31, 2012 was $37,850, as compared to cost of revenue of $64,483 (on a pro forma basis) for the three months ended December 31, 2011.  The decrease in cost of revenues of $26,633, or approximately 41%, for the period ended December 31, 2012, as compared to the same period in 2011 was in line with the decrease of income due to the decoration of Tai Yau Plaza mentioned above.

Nine Months Ended December 31, 2012 compared to the Nine Months Ended December 31, 2011

Cost of revenues represents finished goods including food and beverage materials and products for catering services sold by our company-owned restaurants.  Cost of revenue for the nine months ended December 31, 2012 was $135,898, as compared to cost of revenue of $192,091 (on a pro forma basis) for the nine months ended December 31, 2011.  The decrease in cost of revenues of $56,193, or approximately 29%, for the period ended December 31, 2012, as compared to the same period in 2011 was mainly in line with the decrease in income due to the decoration of Tai Yau Plaza mentioned above.

Gross Profit

Three Months Ended December 31, 2012 compared to the Three Months Ended December 31, 2011

Gross profit represents the result of the revenues and costs of revenues from our company owned restaurants.  Gross profit for the three months ended December 31, 2012 was $130,885, as compared to gross profit of $164,962 (on a pro forma basis) for the three months ended December 31, 2011.  The decrease of gross profit $34,077, or approximately 21%, in gross profit from restaurant operations for the period ended December 31, 2012, as compared to the same period in 2011 is in line with decrease in sales income.

Nine Months Ended December 30, 2012 compared to the Nine Months Ended December 31, 2011

Gross profit represents the result of the revenues and costs of revenues from our company owned restaurants. Gross profit for the nine months ended December 31, 2012 was $471,656, as compared to gross profit of $478,740 (on a pro forma basis) for the nine months ended December 31, 2011.  The decrease in gross profit of $7,084, or approximately 1%, for the period ended December 31, 2012, as compared to the same period in 2011 is in line with decrease in sales income.

Operating Expenses

Operating expenses for the Company and subsidiaries consist of the following items:

	For the three months ended December 31			For the nine months ended December 31
	2012	2011 Pro forma	2012 to 2011	2012	2011 Pro forma	2012 to 2011

Staff costs	40,433	48,374	(7,941)	160,903	150,019	10,884
Rent, government fee, management fee	67,944	50,572	17,372	162,401	151,721	10,680
Electricity, gas and utilities	8,330	10,286	(1,956)	31,407	30,974	433
Depreciation	4,047	8,212	(4,165)	20,523	24,627	(4,104)
Professional and audit fee	15,064	3,197	11,867	37,245	45,482	(8,237)
Others	5,697	16,259	(10,562)	53,720	76,473	(22,753)
	─────────	────────	────────	─────────	────────	────────
	141,515	136,900	4,615	466,199	479,296	(13,097)
	=========	=========	========	=========	=========	=========

Three Months Ended December 31, 2012 compared to the Three Months Ended December 31, 2011

The increase of operating expenses to $141,515 for the three months ended December 31, 2012 as compared to operating expenses of $136,900 (on a pro forma basis) for the same period for 2011, which represents an increase of $4,615 or approximately 3%, is insignificant as our mode of operations remained the same.

Nine Months Ended December 31, 2012 compared to the Nine Months Ended December 30, 2011

The decrease of operating expenses to $466,199 for the nine months ended December 31, 2012 as compared to operating expenses of $479,296 (on a pro forma basis) for the same period for 2011, which represents a decrease of $13,097 or approximately 3%, is mainly due to less professional and audit fees and others occurred comparing to the same period for 2011.

Operating income/(loss)

Three Months Ended December 31, 2012 compared to the Three Months Ended December 31, 2011

The decrease in operating income from profit of $28,062 (on a pro forma basis) for the three months ended December 31, 2011 to loss of $10,630 for the three months ended December 31, 2012, an decrease of $38,692, is mainly caused by the decoration of the Tai Yau Plaza, where one of the restaurants (Sino Wish) is located, in October 2012, resulting in decrease in number of visitors to the plaza as well as number of customers to the restaurants.

Nine Months Ended December 31, 2012 compared to the Nine Months Ended December 31, 2011

The difference in operating loss from $556 (on a pro forma basis) for the nine months ended December 31, 2011 to profit of $5,457 for the nine months ended December 31, 2012, an increase of $6,013, is insignificant because our operations remained significantly the same for both periods.

Net income/(loss)

Three Months Ended December 31, 2012 compared to the Three Months Ended December 31, 2011

Net income for the three months ended December 31, 2012 and 2011 remained significantly the same for both periods as our operation remained the same for both periods.

Nine Months Ended December 31, 2012 compared to the Nine Months Ended December 31, 2011

Net income for the nine months ended December 31, 2012 and 2011remained significantly the same for both periods as our operation remained the same for both periods.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

Net cash generated from operating activities for the nine months period ended December 31, 2012 was $85,245.  It mainly represents cash income on daily operations and decrease in amount due from related party.

Net cash used in investing activities for the nine months ended December 31, 2012 was $1,584, and represents purchase of equipment.

A stockholder of the Company, Cheung Ming, has paid expenses on behalf of the Company with no interest and without a fixed repayment term.  Amounts payable to the aforesaid stockholder at December 31, 2012 and March 31, 2012, were $529,644 and $538,296, respectively.  The payable is an internal source of liquidity for payment of operational expenses and to provide working capital. Possible external sources of liquidity may include loan borrowing from financial institutions or possible completion of a share exchange transaction to acquire potential and profitable businesses which can generate additional cash flow.

The Company believes that the existing cash and cash equivalents on hand in Hong Kong as at December 31, 2012 at approximately $34,173 together with approximately $7,000 monthly average net cash inflow generated from the Company-owned restaurants, will be sufficient to meet our working capital requirements for the current level of operations and to sustain business operations at the current levels for the next twelve months.

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

As of December 31, 2012, there were no material commitments for capital expenditures for business operations.

The Company’s independent registered public accounting firm’s report of the financial statements for the year ended March 31, 2012 contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer have identified a material weakness in connection with the preparation of our consolidated financial statements as of and for the period ended December 31, 2012 and have thus concluded that our disclosure controls and procedures were not effective to provide reasonable assurance of the achievement of these objectives.  A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness and control deficiency primarily related to absence of a Chief Financial Officer with appropriate professional experience with U.S. GAAP and SEC rules and regulations.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

MINE SAFETY DISCLOSURES

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

Date: February 19, 2013