Form 10-K
period 2013-03-31
STUDIO II BRANDS INC
filed 2013-07-01
CIK 1081091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

Registrant’s telephone number, including area code: (852) 2890-1818

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

[X] Yes   [] No

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

[ ] Yes

[X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00

As of June 29, 2013, the Issuer had 14,838,018 shares of common stock issued and outstanding.

PART 1

ITEM 1.

   BUSINESS.

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

Corporate Structure

The Chart below depicts the Company’s corporate structure as of March 31, 2013. As depicted below, Studio II Brands owns 100% of HLL and HLL owns 100% of Legend Sun and Sino Wish.

Studio II Brands, INC.
A Florida Corporation
100%
Hippo Lace Limited
A British Virginia Islands Corporation
100%
100%
Legend Sun Limited
HK Corporation
Sino Wish Limited
HK Corporation

Current Operations

Through the Company’s operating subsidiaries, Legend Sun and Sino Wish, the Company is in the business of operating coffee shop restaurants under the tradename “Caffe Kenon.”  The Company currently owns and operates two Caffé Kenon coffee shops located in Hong Kong which have been in operation since June, 2009 and March, 2010 respectively.  These shops are operated under the terms of a franchise agreement between HLL and Sizegenic Holdings Limited (“Sizegenic”), a British Virgin Islands corporation. The Company previously had a third restaurant in Beijing, PRC, which was operated under the terms of a subfranchise agreement.  However, on May 31, 2011, HLL terminated the subfranchise agreement for the restaurant in Beijing, PRC, and that restaurant is no longer operated as a Caffe Kenon restaurant.

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

Future Plan of Operations

The Company’s future plan of operations is to seek to continue to expand by adding additional Café Kenon locations in Hong Kong and in China.  Some of the new locations may be Company owned and operated as franchises of Sizegenic, and some may be subfranchise operations that are not owned by the Company, but from which the Company receives franchise and management fees.  The Company also plans to search possible investment and business opportunities in different potential restaurant and catering service business segments including hotpot and traditional Chinese cuisine restaurants, and possible investment and business opportunities related to ownership and operation of a coffee farm and production of our own brand of packed coffee beans and canned coffee to be sold to wholesale and retail customers. The Company will require additional working capital in order to open new Company owned Café Kenon locations or to pursue other potential investment and business opportunities, and there is no assurance that such additional working capital funding will be available, or will be available on terms which are acceptable to the Company.

Recently, our management is actively seeking business opportunities in various regions in China, including Beijing, Shanghai and Sichuan Province.  As a result of China’s economic development, accelerated urbanization process and the change of household consumption habits, people's demand for restaurant/catering services is increasingly growing.  Management believes that the Company can apply its previous experience providing restaurant/catering services in Beijing to explore business opportunities in China.  The potential plans include acting as a franchisor, operating Company-owned restaurants, and entering in to joint venture to operate restaurants with potential business partners.

Facilities

The Company currently maintains a mailing address at 16/F Honest Motors Building 9-11 Leighton Road Causeway Bay, Hong Kong, which is provided to us without charge pursuant to a verbal agreement with our President, Cheung Ming.  The premises are provided to us without charge because the cost is considered to be immaterial. This property is currently under lease to Ever Lucid Limited, a Hong Kong corporation which is a subsidiary of Sizegenic, and is used for commercial purposes by Ever Lucid Limited and by other subsidiaries of Sizegenic. The lease term is from July 7, 2011 to July 6, 2013, at a monthly rental of HK$47,627 (approximately $6,115).  The Company is also using a warehouse at Room 1622, 16/F, Tuen Mun Central Square, 28 Hoi Wing Road, Tuen Mun, N.T., Hong Kong to store spare items including shop furniture and equipment.  The premises is provided by our President, Cheung Ming, and is leased to Legend Sun at a monthly rental rate of HK$5,000 (approximately $642) pursuant to an agreement entered by Legend Sun and Sizegenic in March 2012. The agreement may be terminated by either party by giving one month written notice to other party before termination.

The Company leases premises at ground floor, Nam Hing Fong, 38 Yiu Wa Street, Causeway Bay, Hong Kong, and premises at shop no. 208 and 209 of the 2nd floor of the Tai Yau Plaza shopping center in Wanchai, Hong Kong for operation of the two Caffé Kenon restaurants.  The lease for the premises located at Nam Hing Fong is for a term of 5 years, commencing June 1, 2009, at a monthly rental rate of HK$52,000 for the first three years and HK$65,000 for the last two years. (approximately $6,667 and $8,333 per month respectively).  The Company exercised an option to extend the term for an additional 2 years from June 1 2012 to May 31, 2014.  In addition to monthly rent, The Company is also obligated to pay a monthly management fee of HK$3,897 (approximately $500), and quarterly government fees of HK$12,600 (approximately $1,615) throughout the term of the lease.  At the time of execution of the option on the lease, the Company paid a refundable security deposit of HK$344,485 (approximately $44,278) representing 5 month’s rent and management fees.  The lease may be terminated by the landlord prior to the expiration of its term in the event the Company breaches any of the material terms and conditions of the lease agreement.

The Company’s other Caffé Kenon restaurant is located at shop no. 208 and 209 of the 2nd floor of the Tai Yau Plaza shopping center in Wanchai, Hong Kong. The center is part of a 24 floor office building situated at the area combining business and residential customers and just a few minutes’ walk to the underground railway station.  The lease for these premises was for an initial term of 3 years, commencing March 1, 2010, at a monthly base rental rate of HK$58,120 (approximately $7,451) for the first three years, and included an option to extend the term for an additional 3 years at current market rent to be agreed with the landlord.

On March 1, 2013, the Company exercised its option to extend the term of the lease for an additional 3 years and the parties agreed on a monthly base rental rate of HK$87,180 (approximately US$11,205) for the extended term of the lease. In addition to monthly base rent, we are also obligated to pay a additional rent at 12% of the monthly gross sales of the shop in excess of the base rent of HK$87,180, monthly service charges of HK$11,624 (approximately $1,494) and quarterly government fee of HK$6,900 (approximately $886).  At the time of execution of the option on the lease, the Company paid a refundable security deposit of HK$606,624 (approximately $77,972) representing 6 months base rent, service charge and government fee.  The lease may be terminated by the landlord due to materially default of the tenant to observe and perform its obligations of the lease.

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

The Franchise Agreement and the Supplementary Franchise Agreement between Sizegenic and HLL were for an initial term of three year, commencing on February 10, 2010, and included a right of renewal for a second three year term, which was exercised by HLL on February 10, 2013.  The Franchise Agreement provides for payment of an initial franchise fee of HK $40,000 (approximately US $5,145) for the 1st year and HK$80,000 (approximately $10,272) for each remaining year of the term, and payment of a monthly management fee of 10% of the franchisee’s net income.  Under the terms of the franchise agreement, the franchisor has the right to approve the location, interior and exterior design, layout, furniture, fixtures, equipment, signs and decoration to be used by the franchisee, and the franchisee has the right to use the Caffé Kenon name and trademark and other associated intellectual property in the operation of its business. The franchisee is required to install and use a point of sale system designated by the franchisor and to provide sales data and financial information, including an annual financial report to the franchisor. The franchise agreement gives the franchisor the right to automatically terminate the franchise agreement without a right to cure in certain circumstances such as insolvency of the franchisee, levy or execution against the franchisee by a creditor, or in the event the franchisee materially defaults under the terms of the franchise agreement three times within a 12 month period.

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

-

Shop No. 02-04, 5/F, Joy City, No 28 Qingnian Road, Chaoyang District, Beijing, PRC

-

Shop No. 208 and 209, Tai Yau Plaza, 181 Johnston Road, Wan Chai, Hong Kong, PRC

HLL, through its subsidiary Legend Sun, entered into a Franchise Agreement with Sino Wish on March 1, 2010, granting Sino Wish the right to operate a restaurant at Shop No. 208 and 209, Tai Yau Plaza, 181 Johnston Road, Wan Chai, Hong Kong, PRC.  Under the terms of the franchise agreement, Sino Wish paid an initial franchise fee of HK$80,000 (approximately $10,272), and is obligated to pay a monthly management fee equal to 10% of its net income.

HLL, through its subsidiary Legend Sun, entered into a Franchise Agreement with Beijing Kenon Bistro Catering Limited, a PRC corporation, on April 1, 2010, granting Beijing Kenon Bistro the right to operate a restaurant at Shop no. 02-04, 5/F, Joy City, No 28 Qingnian Road, Chaoyang District, Beijing, PRC. Under the terms of the franchise agreement, Beijing Kenon Bistro paid an initial franchise fee of RMB80,000 (approximately $ 11,080), and is obligated to pay a monthly management fee equal to 10% of its net income.  This subfranchise agreement was terminated on May 31, 2011.

Each of the foregoing franchise agreements executed by HLL had an initial term of 3 years from the date of execution, and included a renewal option for a second 3 year term. The franchise agreements also give the franchisor the right to approve the location, interior and exterior design, layout, furniture, fixtures, equipment, signs and decoration to be used by the franchisee, and the franchisee has the right to use the Caffé Kenon name and trademark and other associated intellectual property in the operation of its business. The franchisee is required to install and use a point of sale system designated by the franchisor and to provide sales data and financial information, including an annual financial report to the franchisor. The franchise agreement gives the franchisor the right to automatically terminate the franchise agreement without a right to cure in certain circumstances such as insolvency of the franchisee, levy or execution against the franchisee by a creditor, or in the event the franchisee materially defaults under the terms of the franchise agreement three times within a 12 month period.

On May 31, 2011, HLL terminated the subfranchise agreement for the restaurant in Beijing, PRC, and accordingly, the renewal option was not exercised for the premises occupied by that restaurant.  On April 1, 2012, following acquisition by HLL of 100% of the outstanding stock of Sino Wish, HLL terminated the subfranchise agreement for the restaurant at Tai Yau Plaza, Hong Kong. That restaurant is now operated under the terms of the Franchise Agreement between HLL and Sizegenic.

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

Employees

The Company currently has a total of approximately 23 full-time and 3 part time employees, including 7 management and administration personnel, and approximately 19 other employees who work in restaurant.  The restaurant employees include chefs, barista’s who make espresso coffee drinks, and servers.

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

ITEM 2.

PROPERTIES.

The Company currently has no investments in real estate, real estate mortgages, or real estate securities.  As mentioned in ITEM 1 “Facilities”, the Company maintains a mailing address at 16/F Honest Motors Building, 9-11 Leighton Road, Causeway Bay, Hong Kong which is provided without charge pursuant to a verbal agreement with our President, Cheung Ming, and the Company also lease premises at Ground Floor Nam Hing Fong, 38 Yiu Wa Street, Causeway Bay, Hong Kong, and at shop no. 208 and 209 of the 2nd floor of Tai Yau Plaza shopping center, Wanchai, Hong Kong, for operation of our restaurants.

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

Holders.

As of March 31, 2013 there were 14,838,018 shares of common stock issued and outstanding and approximately 79 shareholders of record.

Dividends.

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended March 31, 2013 or 2012.  There are no restrictions on the common stock that limit our ability to pay dividends if declared by the Board of Directors, and the holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes.

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

RESULTS

The following discussion regarding results of operation relates to the business operations which are carried on through our operating subsidiaries, Legend Sun and Sino Wish.  The Company believes the following information is relevant to an assessment and understanding of our results of operation and financial condition for the year ended March 31, 2013 and after the Company acquired Sino Wish in March 2012. The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere in this Form.

Our consolidated financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“US GAAP”).

All the below analysis are comparing the year ended March 31, 2013 and March 31, 2012.

As discussed in Item 1. Business, on March 29, 2012, the Company consummated its acquisition of Sino Wish.  In order to provide a meaningful comparison of our financial results, the following pro forma information presents the Company’s consolidated results of continuing operations as if the acquisition had occurred at the beginning of each period presented and is provided for the purpose of comparative analysis since Sino Wish results of operations is significant to the Company.

	Pro Forma Comparisons
	Twelve-Months Ended
	As Reported March 31, 2012	Sino Wish For the period from 1 April, 2011 to March 28, 2012	Pro Forma March 31, 2012 (including Sino Wish)

Revenue	381,716	455,849	837,565
Cost of revenue	(104,681)	(141,302)	(245,983)
	─────────	────────	────────
Gross profit	277,035	314,547	591,582

Operating expense:
Staff cost	76,654	97,623	174,277
Rent, government fee, management fee	115,815	109,662	225,477
Electricity, gas and utilities	20,982	20,382	41,364
Depreciation	24,476	8,377	32,853
Professional and audit fee	129,512	3,287	132,799
Others	49,450	59,759	109,209
	─────────	────────	────────
Total operating expense	416,889	299,090	715,979
(Loss)/income from operation	(139,854)	15,457	(124,397)
Interest & other income/ (expense)
Other income	3,497	3,646	7,143
Other expenses	(1,372)	(2,649)	(4,021)
	─────────	────────	────────
(Loss)/income before income taxes	(137,729)	16,454	(121,275)
Income tax expenses	(6,501)	-	(6,501)
	─────────	────────	────────
Net (loss)/income from continuing operations	(144,230)	16,454	(127,776)
	─────────	────────	────────

	Pro Forma Comparisons
	Twelve-Months Ended
	2013	2012 Pro forma	2013 compared to 2012

Revenue	782,282	837,565	(55,283)
Cost of goods sold	(181,103)	(245,983)	64,880
	─────────	─────────	─────────
Gross profit	601,179	591,582	(9,597)
Operating expenses	(699,229)	(715,979)	16,750
	─────────	─────────	─────────
Operating loss	(98,050)	(124,397)	26,347

Other income	6,973	7,143	(170)
Other expenses	-	(4,021)	4,021
	─────────	─────────	─────────
Total other income, net	6,973	3,122	3,851
Income tax benefit/(expenses)	1,258	(6,501)	7,759
	─────────	─────────	─────────
Net loss from continuing operations	(89,819)	(127,776)	37,957
	─────────	─────────	─────────

Revenue

Revenue for both years ended March 31, 2013 and 2012 mainly consists of catering services income from company-owned restaurants in Hong Kong.

The decrease of $55,283, or approximately 6%, is mainly due to the drop in catering revenue due to decoration of the Tai Yau Plaza, where one of the restaurants (Sino Wish) is located, in October 2012, resulting in decrease in number of visitors to the plaza as well as number of customers to the restaurants.  Except for this the monthly revenue from catering services remained stable over the year as compared with previous years.

Cost of Revenue

Cost of revenue represents cost of food and beverage materials and products for catering services sold by company-owned restaurants.

The decrease in cost of revenue of $64,880 for the year ended March 31, 2013, as compared to 2012 is in line with the decrease of income due to the decoration of Tai Yau Plaza mentioned above.

Gross Profit

Gross profit for the year ended March 31, 2013 amounting to $601,179 represents the result of the revenues less costs of revenues from company owned restaurants, which is consistent with previous years.

There is slight improvement in gross profit margin, however, if staff cost and rental (which is included in administrative expenses) is considered then the gross profit margin is similar to previous years due to the continuing increase in cost of operations.  Management is conservative on the improvement in GP margin due to the continuing inflation and keen competition in Hong Kong.

Operating Expenses

Operating expenses for the year ended Mar 31, 2013 and 2012 consist of the following:

	Pro Forma Comparisons
	Twelve-Months Ended
	2013	2012 Pro forma	2013compared to 2012
Staff costs	219,887	174,276	45,611
Rent, government fee, management fee	231,780	225,477	6,303
Electricity, gas and utilities	45,766	41,364	4,402
Depreciation	32,954	32,853	101
Legal and professional fee	103,111	132,799	(29,688)
Others	65,731	109,210	(43,479)
	─────────	─────────	─────────
	699,229	715,979	(16,750)
	─────────	─────────	─────────

The decrease of operating expenses to $699,229 for the year ended March 31, 2013 as compared to operating expenses of $715,979 (on a pro forma basis) for the year 2012, which represents a decrease of $16,750 or approximately 2%, is mainly due to less professional and audit fees and others occurred comparing to year 2012.  However, the continuing increase in staff cost due to inflation and keen competition has led to increase in operating expenses.

Other income and expenses

Other income and expenses for the year ended March 31, 2013 and 2012 mainly represent the tips from customers of Company-owned restaurants.  There is no significant fluctuation for both years 2013 and 2012.

Net loss from continuing operations

Net loss for the year ended March 31, 2013 amounting to $89,819 represents the operating loss of company owned restaurants $3,852, and loss result from corporate charges which is mainly legal and professional fee for maintenance and compliance with relevant laws and regulations of the Company.  The result of loss and its nature remain similar as last year.

LIQUIDITY AND CAPITAL RESOURCES

A shareholder of the Company, Cheung Ming, has paid expenses on behalf of the Company in exchange for a promissory note, non-interest bearing and without fixed repayment term.  Amounts payable to the aforesaid shareholder at March 31, 2013 and 2012 were $442,722 and $525,455, respectively.

The external source of liquidity attributed to operating income, improved gross margin contribution and stable operating expenses.  No material unused sources of liquid assets.

The Company anticipates that the approximately $7,000 monthly average net cash inflow generated from our Company owned restaurants will be sufficient to meet our working capital requirements for our current level of operations and to sustain our business operations at the current levels for the next twelve months.

As of March 31, 2013 and 2012, there were no material commitments for capital expenditures for business operations.

The Company anticipates that it will need to raise additional funds to fully implement the potential business plan and related strategies as described in “Future plan of operations” above.  The Company does not currently have any specific plans in place to raise additional capital, and there is no assurance that the Company will be successful in its efforts to raise additional capital. At such time as the Company does seek to raise additional capital it intends to consider both debt and equity financings to fund its plans.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2013 and 2012, the Company does not have any off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of March 31, 2013 and 2012 begins on page F-1 of this annual report.

STUDIO II BRANDS, INC. AND SUBSIDIARIES
AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED MARCH 31, 2013

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of March 31, 2013 and 2012	F-2

Consolidated Statements of Operations
for the years ended March 31, 2013 and 2012	F-3

Consolidated Statements of Stockholder’s Equity
for the years ended March 31, 2013 and 2012	F-4

Consolidated Statements of Cash Flows
for the years ended March 31, 2013 and 2012	F5-F6

Notes to the Consolidated Financial Statements	F7-F19

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

STUDIO II BRANDS, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Studio II Brands Inc. and subsidiaries (the “Company”) as of March 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2013. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Studio II Brands Inc. and subsidiaries as of March 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in note 2 to the consolidated financial statements, the Company’s minimal revenues and its dependency from continued funding from its stockholder raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

UHY VOCATION HK CPA LIMITED

Certified Public Accountants

Hong Kong, the People’s Republic of China, 28 June 2013

STUDIO II BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	March 31, 2012

ASSETS
Current assets
Cash	$ 22,705	$ 25,912
Due from related party	52,120	320,796
Inventories	6,010	3,950
	───────	───────
Total current assets	80,835	350,658
	───────	───────

Property and equipment, net	90,415	121,784
Security deposits	135,226	105,514
Goodwill	311,291	311,291
Tax recoverable	4,751	-
	───────	───────
Total assets	$ 622,518	$ 889,247
	========	========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Accounts payable and accrued expenses	$ 147,028	$ 109,222
Income tax payable	-	4,072
Payable to stockholder	-	88,998
Due to related party	-	26,072
	───────	───────
Total current liabilities	147,028	228,364

Payable to stockholder	442,722	538,296
	───────	───────
Total liabilities	589,750	766,660
	───────	───────

COMMITMENS AND CONTINGENCIES
STOCKHOLDER'S EQUITY
Common stock, 100,000,000 shares authorized with par value $0.001; 14,838,018 shares issued and outstanding as of March 31, 2013 and 2012	14,838	14,838
Additional paid-in capital	446,935	446,935
Accumulated deficit	(429,005)	(339,186)
	───────	───────
Total stockholder’s equity	32,768	122,587
	───────	───────
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 622,518	$ 889,247
	========	========

See accompanying notes to consolidated financial statements

STUDIO II BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended March 31, 2013	Year ended March 31, 2012

Revenue
Food and beverage income	$ 782,282	$ 381,716
Franchise and management fee income	-	12,472
	────────	────────
	782,282	394,188

Cost of goods sold (exclusive of depreciation)	(181,103)	(104,681)
	────────	────────
Gross profit	601,179	289,507
Operating expenses	(699,229)	(416,889)
	────────	────────
Operating loss	(98,050)	(127,382)
	────────	────────

Other income/(expenses)
Other income	6,973	3,497
Other expenses	-	(1,372)
	────────	────────
Total other income, net	6,973	2,125
Net loss before income taxes	(91,077)	(125,257)
Income tax benefit/(expenses)	1,258	(6,501)
	────────	────────
Net loss from continuing operations	(89,819)	(131,758)
Discontinued operations, net of taxes	-	896
	────────	────────
Net loss	$ (89,819)	$ (130,862)
	────────	────────
Other comprehensive income	$ -	$ -
	────────	────────
Comprehensive income	$ (89,819)	$ (130,862)
	=========	=========

Basic and fully diluted loss per common share	$ 0.01	$ 0.01
	=========	=========

Weighted average shares outstanding	14,838,018	11,996,399
	=========	=========

See accompanying notes to consolidated financial statements

STUDIO II BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

FOR THE YEAR ENDED MARCH 31, 2013

	Common Stock, Par value of $0.001		Additional	Accumulated	Total stockholder's
	Number	Amount	paid-in capital	deficit	Equity
Balance as of April 1, 2011	11,899,276	11,900	258,871	(208,324)	62,447
Common stock issued for acquisition of Sino Wish	2,938,742	2,938	188,064	-	191,002
Net loss for the year	-	-	-	(130,862)	(130,862)
	────────	────────	────────	─────────	─────────
Balance as of March 31, 2012	14,838,018	$ 14,838	$ 446,935	$ (339,186)	$ 122,587
Net loss for the year	-	-	-	(89,819)	(89,819)
	─────────	────────	────────	────────	─────────
Balance as of March 31, 2013	14,838,018	$ 14,838	$ 446,935	$ (429,005)	$ 32,768
	==========	=========	=========	=========	=========

See accompanying notes to consolidated financial statements

STUDIO II BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31, 2013	Year ended March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (89,819)	$ (131,758)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation	32,954	16,099
Changes in operating assets and liabilities:
Account and other receivable	-	16,543
Inventories	(2,060)	2,679
Due from related parties	268,676	(185,999)
Security deposit	(29,712)	(107)
Accounts payable and accrued expenses	37,806	49,570
Income tax payable	(8,823)	(2,160)
Due to related parties	(26,072)	(53,503)
Payable to stockholder	(184,572)	302,533
Cash (used in)/provided by operating activities-continuing operations	(1,622)	13,897
Cash used in discontinued operations	-	(5,136)
NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(1,622)	8,761
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant and machinery	(1,585)	(657)
Cash acquired in acquisition of subsidiary	-	7,724
NET CASH (USED IN)/ PROVIDED BY INVESTING ACTIVITIES	(1,585)	7,067
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of stockholder’s loan	-	(13,861)
NET CASH USED IN BY FINANCING ACTIVITIES	-	(13,861)
NET CHANGE IN CASH	(3,207)	1,967
CASH
Beginning of year	25,912	23,945
End of year	22,705	25,912
	=============	============

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

On March 29, 2012, the Company through its subsidiary HLL entered into and consummated a stock purchase agreement with Sino Wish Limited (“Sino Wish”) and Ms Vivian Choi (“Vivian”), the sole stockholder of Sino Wish to (i) acquire Vivian’s 100% interests of Sino Wish which is incorporated and domiciled in Hong Kong as a Company’s franchisee to operate Caffé Kenon restaurant at Tai Yau Plaza, Hong Kong, and (ii) repay the stockholder’s loan from Vivian to HLL. The purchase price for the acquisition of Sino Wish amounted to $280,000, and was determined through arm’s length negotiation.  A total of $191,002 was paid through issuance to the seller of a total of 2,938,742 shares of common stock of the Company valued at $0.065 per share.  Such shares are restricted securities as defined in Rule 144 under the Securities Act of 1933.  The balance of the purchase price in the amount of $88,998 is payable through the assumption of the outstanding balance of a stockholder loan owed by Sino Wish to the seller. The stockholder loan assumed by HLL is due and payable, without interest, in four equal quarterly installments, with payments due as of the last day of each calendar quarter following the Closing Date hereunder, with the first such installment due on or before December 31, 2012, and with the entire unpaid balance due on or before March 31, 2013.  HLL or its designees had the option to prepay the stockholder loan in whole or in part at any time during the fiscal year from April 1, 2012 to March 31, 2013.  The loan of $88,998 had been fully repaid as of March 31, 2013.

NOTE 2 GOING CONCERN AND MANAGEMENT’S PLANS

The Company’s independent registered public accounting firm’s report of the consolidated financial statements for the years ended March 31, 2013 and 2012 contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

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

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s presentation currency is the United States Dollar.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b)

Principles of consolidation

The audited consolidated financial statements as of March 31, 2013 and 2012 include the Company and its wholly-owned subsidiaries, HLL, Legend Sun and Sino Wish.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Additionally, the results of operations and cash flows include the Sino Wish from the date of acquisition, March 29, 2012.

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

	March 31, 2013	March 31, 2012

Period end HK$:US$ exchange rate	$ 7.7742	$ 7.7642
Average twelve-months ended HK$:US$ exchange rate	$ 7.7769	$ 7.7759

(e)

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and impairment losses. Improvements to leased assets or fixtures are amortized over their estimated useful lives or lease period, whichever is shorter. Expenditures for repairs and maintenance, which do not extend the useful life of the assets, are expensed as incurred.

Depreciation expense is recorded over the asset’s estimated useful lives or lease period, using the straight line method, at the following annual rates:

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

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(h)

Cash

Cash consist of cash on hand and at banks.  The Company's cash deposits are held with financial institutions located in United States and Hong Kong.  Management believes these financial institutions are of high credit quality.

(i)

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in an acquisition.  Accounting Standards Codification (“ASC”)-350-30-50 “Goodwill and Other Intangible Assets” requires the testing of goodwill and indefinite-lived intangible assets for impairment at least annually.  The Company tests goodwill for impairment in the fourth quarter each year.  Goodwill impairment is computed using the expected present value of associated future cash flows.  There was no impairment of goodwill as of March 31, 2013.

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

Based on the Company’s assessment, there were no events or changes in circumstances that would indicate any impairment of long-lived assets as of March 31, 2013.

(k)

Accounts payable and accrued expenses consist of the following:

	March 31, 2013	March 31, 2012

Accounts payable	$ 26,145	$ 44,025
Accrued expenses
Legal and professional fees	-	22,324
Payroll and other operating expenses	120,883	42,873
	────────	────────
	$ 147,028	$ 109,222
	=========	=========

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

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying values of cash, accounts and other receivables, accounts payable and accrued expenses, and short-term borrowings from related party approximate fair values due to their short maturities.

There was no asset or liability measured at fair value on a non-recurring basis as of March 31, 2013.

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

As of March 31, 2013, the Company's management has evaluated all such proceedings and claims. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

(s)

Recent accounting pronouncements

There is no recently issued accounting pronouncements adopted by the Company.  Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment of the Company consist primarily of restaurant facilities and equipment owned and operated by the Company's wholly owned subsidiaries. Property and equipment as of March 31, 2013 and 2012 are summarized as follows:

	March 31, 2013	March 31, 2012

Furniture & equipment	$ 76,644	$ 75,058
Leasehold improvement	113,150	113,150
Computer equipment	14,703	14,703
	────────	────────
Total	204,497	202,911
Accumulated depreciation and amortization	(114,082)	(81,127)
	────────	────────
Balance as at year end	$ 90,415	$ 121,784
	=========	=========

Depreciation and amortization expense for the years ended March 31, 2013 and 2012 were $32,954 and $24,476, respectively.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 SECURITY DEPOSITS

Security deposits mainly consist of five months rental and management fee security deposits, electricity and water meter deposits for company owned restaurant, and was recorded by the time of payment. Security and deposits as of March 31, 2013 and 2012 are summarized as follows:

	March 31, 2013	March 31, 2012

Rental and management fee security deposit	$ 120,355	$ 90,198
Electricity deposit	7,447	7,447
Water deposit	1,541	1,541
Gas deposit	1,926	1,926
Food supplies deposit	2,953	2,953
Other deposit	1,004	1,449
	────────	────────
	$ 135,226	$ 105,514
	=========	=========

NOTE 6 COST OF GOODS SOLD

Cost of goods sold consists of finished goods include food and beverage materials and products for catering services sold by company-owned restaurant and the subfranchise annual fee expenses.

NOTE 7 OPERATING EXPENSES

Operating expenses consist of the following for the years ended March 31, 2013 and 2012:

	March 31,	March 31,
	2013 2012

Staff costs	$ 219,887	$ 76,654
Property rent, rate and management fee	231,780	115,815
Electricity and utilities	45,766	20,982
Depreciation	32,954	24,476
Professional and audit fee	103,111	129,512
Others	65,731	49,450
	────────	────────
Total	$ 699,229	$ 416,889
	=========	=========

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

Revenues from franchised Caffe Kenon are as follows:

	March 31, 2013	March 31, 2012

Franchise and management fee income	$ -	$ 12,472

                                                                   =========      =========

Franchise and management fee income due to the Company are as follows:

	March 31, 2013	March 31, 2012

Subfranchise annual and management fee due to the Company:
Beijing Kenon (included in due from related party)	$ -	$11,880

                                                                   =========      =========

There is no future minimum franchise fee payment due from and due to the Company under existing franchise and subfranchise arrangements.

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

NOTE 9 SEGMENT INFORMATION

A)

Business segment reporting – by services

The Company has one reportable segment as of March 31, 2013 and two as of March 31, 2012 which include franchised to operate an owned Caffe Kenon in Hong Kong and subfranchise to operate two Caffe Kenon in Hong Kong and Beijing respectively. The subfranchisee located in Beijing has terminated the franchise agreement with effect from May 31, 2011 with an immaterial early termination fee of $6,210, no geographic information has been presented.  The sufranchisee located in Hong Kong has been acquired by the Company in March 2012 and becomes the second owned Caffe Kenon franchised to operate in Hong Kong.

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

The following is the summary of relevant information relating to each segment reconciled to amounts on the accompanying consolidated financial statements for the years ended March 31, 2013 and 2012.

Year ended March 31, 2013

	Franchise	Subfranchise	Corporate	Total

Revenue	$ 782,282	$ -	$ -	$ 782,282

Depreciation and amortization	(32,954)	-	-	(32,954)

Cost of revenues and operating expenses excluding depreciation and amortization	(748,044)	-	(99,334)	(847,378)
	─────────	────────	────────	────────
Operating income/(loss)	1,284	-	(99,334)	(98,050)

Other income	6,973	-	-	6,973
	─────────	────────	────────	────────
Total other income (net)	6,973	-	-	6,973

Income tax benefit	1,258	-	-	1,258
	─────────	────────	────────	────────
Net income/(loss) after tax	$ 9,515	$ -	$ (99,334)	$ (89,819)
	==========	=========	=========	=========
Total assets, excluding goodwill	$ 255,406	$ -	$ 55,821	$ 311,227
Goodwill	$ 311,291	$ -	$ -	$ 311,291
Capital expenditure	$ 1,585	$ -	$ -	$ 1,585
	==========	=========	=========	=========

Year ended March 31, 2012

	Franchise	Subfranchise	Corporate	Total

Revenue	$ 381,716	$ 18,681	$ -	$ 400,397

Depreciation and amortization	(24,476)	-		(24,476)

Cost of revenues and operating expenses excluding depreciation and amortization	(341,817)	(10,272)	(150,141)	(502,230)
	─────────	────────	────────	────────
Operating income/(loss)	15,423	8,409	(150,141)	(126,309)

Other income	3,497	-	-	3,497

Other expense	(1,372)	-	-	(1,372)
	─────────	────────	────────	────────
Total other income (net)	2,125	-	-	2,125
Income tax expenses	(5,291)	(1,387)	-	(6,678)
	─────────	────────	────────	────────
Net income/(loss) after tax	$ 12,257	$ 7,022	$ (150,141)	$ (130,862)
	==========	=========	=========	=========

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total assets, excluding goodwill	$ 426,834	$ -	$ 151,122	$ 577,956
Goodwill	$ 311,291	$ -	$ -	$ 311,291
Capital expenditure	$ 959	$ -	$ -	$ 959
	==========	=========	=========	=========

B)

Business segment reporting – by geography

As its secondary segments, the Company reports only one geographical area in 2013, Hong Kong, and two geographical areas in 2012, which are Hong Kong and Beijing.  There is no any single foreign country market accounting for more than 10% of total revenues for the year ended March 31, 2013 and 2012.

The following tables set forth revenues from customers of products sold by geographic segment:

Geographical information:	Year ended March 31,
	2013	2012

Hong Kong	$ 782,282	$ 387,978
Beijing	-	6,210
	────────	────────
	$ 782,282	$ 394,188
	=========	=========

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

A reconciliation of the expected income tax expense (based on HK income tax rate) to the actual income tax expense is as follows:

	Year ended March 31, 2013	Year ended March 31, 2012

Loss before tax	$ (91,077)	$ (114,985)
HK income tax rate	16.5%	16.5%
Expected income tax credit/(expenses) calculated at HK income tax rate	(15,028)	(18,972)
Corporate expenses not deductible for tax purposes	16,390	22,610
Overprovision in previous year	(1,542)	-
Tax exemption	(844)	-
Temporary differences not recognized	2,282	(10,139)
	────────	────────
Total	$ 1,258	$ (6,501)
	=========	=========

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

As of March 31, 2013, the total future minimum lease payments under operating lease in respect of leased premises are payable as follows:

Year ended March 31,

2014	$ 247,214
2015	152,179
2016	123,262
─────────
Total	$ 522,655
==========

NOTE 12 RELATED PARTY TRANSACTIONS

Balance with related party	March 31, 2012	March 31,2012
Payable to stockholders:
(a) Cheung Ming, stockholder	$ 442,722	$ 525,455
	==========	=========
(b) Gu Yao, stockholder	$ -	$ 12,841
	==========	=========
(c) Vivian Choi, stockholder	$ -	$ 88,998
	==========	==========
Due from related party:
(d) Beijing Kenon Bristro Catering Limited ("BJ Kenon") Common stockholder, Gu Yao	$ -	$ 19,194
	==========	=========
(e) Sizegenic Holdings Limited group companies ("Sizegenic group") Common stockholder, Cheung Ming	$ 52,120	$ 293,390
	==========	=========
Due to related party:
(f) Frascona, Joiner, Goodman and Greenstein, P.C (“FJGG”) Common stockholder, Gary Joiner	$ -	$ 18,239
	==========	=========

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a) The payables to Cheung Ming mainly represent payment by Cheung Ming on behalf of the Company for primarily the legal and professional expenses.  This advance is unsecured, non-interest bearing and without fixed repayment term.

(b) The payables to Gu Yao mainly represent cash advance by Gu Yao for operation need of Sino Wish.  This advance is unsecured, non-interest bearing and was fully repaid during the year.

(c)The payables to Vivian Choi mainly represent cash advance by Vivian for operation need of Sino Wish. This advance is unsecured, non-interest bearing and was fully repaid during the year.

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

NOTE 13 CERTAIN RISK AND CONCENTRATION

Credit risk

As of March 31, 2013 and March 31, 2012, substantially all of the Company’s cash included bank deposits in accounts maintained within Hong Kong, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our President and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our President and Chief Financial Officer have identified a material weakness in connection with the preparation of our consolidated financial statements as of and for the years ended March 31, 2013 and 2012 have thus concluded that our disclosure controls and procedures were not effective to provide reasonable assurance of the achievement of these objectives.  A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness and control deficiency primarily related to absence of a Chief Financial Officer with appropriate professional experience with U.S. GAAP and SEC rules and regulations.

We believe that the material weakness and other control deficiencies we have identified are temporary because our management intends to hire a consultant but based on the current size and cashflow of the company, we are not able to do so.  Our management intends to conduct an assessment of the effectiveness of our disclosure control and procedures, and internal control over financial reporting in the coming months if we acquire another operating business or assets, and re-consider the need for hiring a consultant.

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

With the participation of the President and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2013 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, and due to the identified material weakness and internal control deficiency as discussed above, our management has concluded that, as of March 31, 2013, the Company's internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control. The Company continues to invest resources in order to upgrade internal controls.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

As of March 31, 2013, the directors and executive officers serving the Company were as follows:

Name	Age	Position
Cheung Ming	53	President and Chairman
Cheung Sing	50	Director and Vice Chairman
Chan Tak Hing	62	Director

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

Biographical Information

Cheung Ming - Mr. Cheung Ming is 53 years old.  Mr. Cheung Ming has served as President and as a Director of the Company since April 13, 2012, and has served as Chief Financial Officer since September 21, 2012.  In addition to his work with the Company, Mr. Cheung Ming also serves as the Chief Executive Officer of Hengli & Liqi Furniture Limited, a Hong Kong corporation that specializes in furniture production from early 2006 to the present.  As President of the Company, Mr. Cheung Ming was responsible for the overall business development of the Company.  Mr. Cheung Ming was appointed as a director because he has extensive business management experience, including 27 years of experience in the area of retail business in China, Hong Kong and Taiwan.

Cheung Sing – Mr. Cheung Sing is 50 years old.  Mr. Cheung Sing has served as a Director of the Company since April, 2008, and as Vice Chairman of the Board of Directors since November, 2010. On May 16, 2011, Cheung Sing was appointed as President, Chief Executive Officer and Chairman of the Board of Directors.  On February 17, 2012, Cheung Sing resigned from the position as Chief Executive Officer of the Company, and Chairman of the Board of Directors.  On April 13, 2012, Cheung Sing resigned from the position as President of the Company.  In addition to his work with the Company, from July, 1999, to the present, Mr. Cheung Sing, has been the Vice President of Hengli & Liqi Furniture Limited which is located in Hong Kong and is in the business of manufacturing indoor furniture.  As Vice President of Hengli & Liqi, Mr. Cheung Sing is responsible for product developments, sales presentation, order executions and customer relations.  From June 2000 to December 2002, Mr. Cheung Sing served as the Director of Operations of China Merchandise Company Limited (CMCL) which is located in Ningbo, China and is in the business of manufacturing outdoor furniture.  As Director of Operations of CMCL, Mr. Cheung Sing was responsible for marketing and sales, order executions and the administration of the office in Ningbo.  Mr. Cheung Sing was appointed as a director because he has extensive management experience in various business areas including manufacturing, product development, sales and marketing in both Hong Kong and China.

Chan Tak Hing – Mr. Chan is 62 years old and since November, 2010 has served as a Director of the Company.  From September, 2009, to the present, he has served as Executive Chef of Ever Lucid, Ltd., and responsible for the management of kitchen operations.  Mr. Chan was a Chef of a Chinese restaurant from mid-year of 1996 to 1999 and looked after his grandchildren until August, 2009.  Mr. Chan has 30 years experiences of Chinese and Western style cuisine and kitchen management.  Prior to joining the Company, Mr. Chan served various styles of Chinese and Western restaurants included Chinese traditional style and hotpot restaurants, western style bistros and restaurants.  Mr. Chan was appointed as a director because of his extensive experience in food preparation and kitchen management.

Family Relationships

Mr. Cheung Ming and Mr. Cheung Sing are brothers.

Subsequent Event

There was no significant subsequent event.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, the Company believes that, as of March 31, 2013, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied.

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

ITEM 11.

EXECUTIVE COMPENSATION.

No plan or non-plan compensation has been awarded to, earned by, or paid to any director or executive officer of the Company during the fiscal years ended March 31, 2013 and 2012.  There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan as a result of the acquisition of HHL through completion of stock exchange, although it anticipates that it eventually will compensate our officers and directors for services with stock or options to purchase stock, in lieu of cash.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth, as of March 31, 2013, the ownership of each executive officer and director of the Registrant, and of all executive officers and directors of the Registrant as a group, and each person known by the Registrant to be a beneficial owner of 5% or more of its common stock. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Registrant except as may be otherwise noted.

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common	Cheung Ming (1) 16/F Honest Motors Building, 9-11 Leighton Road, Causeway Bay, Hong Kong	5,023,000	33.85%
Common	Cheung Sing (1) 16/F Honest Motors Building, 9-11 Leighton Road, Causeway Bay, Hong Kong	350,000	2.36%
Common	Chan Tak Hing (1) Rm C, Flat L, 8/F., Malahon Apartments, 501-515 Jeffe Road, Wanchai, Hong Kong	35,000	0.24%
Common	Gu Yao Room 3003, Building Six, Hong Qiao Road, Shanghai, China	2,291,100	15.44%
Common	Fang Huaying Rm 402, Building 14, 3329 Hongmei Rd, Minhang District, Shanghai, China	1,050,000	7.08%
Common	Vivian Choi Flat B, 17/F., Tower 8, Pacific Palisades Phase 1, 1 Braemar Hill Road, North Point, Hong Kong	2,938,492	19.8%

Common	All Directors and Executive Officers as a Group ( 5 in number)	5,408,000	36.45%

(1)

The person listed was an officer, a director, or both, of the Company as of March 31, 2013.

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

The Company’s subsidiary, HLL has an outstanding shareholder loan in the amount of $Nil and $184,226, as of March 31, 2013, and March 31, 2012, respectively.  Prior to February 10, 2011, the loan was from Gu Yao who is the holder of 2,291,100 shares, or approximately 15.44%, of the Company’s issued and outstanding common stock. The stockholder’s loan mainly represents amount advanced to HLL by Gu Yao for the purpose of acquiring Legend Sun as the wholly owned subsidiary, on February 24, 2010.  This loan is unsecured, non-interest bearing and repayable on December 11, 2011.  On February 10, 2011, the Company issued a total of 2,291,100 shares of its common stock to Gu Yao as consideration (i) to acquire all of the issued and outstanding shares of HLL owned by Gu Yao valued at $34,450, and (ii) to pay off the outstanding shareholder loan owed to Gu Yao by HLL.  Accordingly, after completion of the transaction described above, the outstanding shareholder loan in the amount of $184,226 was owed by HLL to its sole shareholder, Studio II.

The Company also had amounts payable to shareholders in the amount of $442,722 and $627,294 as of March 31, 2013 and 2012, respectively.  They are amounts payable to Cheung Ming who are the holders of 5,023,000 shares, or approximately 33.85% of the Company’s issued and outstanding common stock. The amounts payable to Cheung Ming in the amount of $442,722 and 525,455 as of March 31, 2013 and 2012, respectively mainly represent payment of legal and professional services for the Company. The payable is unsecured, non-interest bearing and no fixed repayment term. HLL or its designees may also prepay the shareholder loan in whole or in part at any time during the fiscal year from April 1 2013 to March 31, 2014.

The law firm of Frascona, Joiner, Goodman and Greenstein, P.C., has billed the Company $26,191 and $56,994 for legal fees for the fiscal year ended March 31, 2013, and March 31, 2012, respectively.  Gary Joiner, who is a shareholder of the Company, is also a shareholder, officer and director, of Frascona, Joiner, Goodman and Greenstein, P.C., a law firm which provides legal services to the Company.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by UHY Vocation HK CPA Limited for audit of the Company’s financial statements for the fiscal year ended March 31, 2013 were $28,000.

Audit Related Fees

(2)

UHY Vocation HK CPA Limited billed the Company $30,000 for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal year ended March 31, 2013.

Tax Fees

(3)

The aggregate fees billed by UHY Vocation HK CPA Limited for tax compliance, advice and planning were $Nil for the fiscal year ended March 31, 2013.

All Other Fees

(4)

The aggregate fees billed by UHY Vocation HK CPA Limited for services other than the foregoing were $Nil during the fiscal year ended March 31, 2013.

Audit Committee Pre-approval Policies and Procedures

(5)

Studio II Brands, Inc., a blind pool reporting company which is not yet publicly traded, does not have an audit committee per se. The current board of directors functions as the audit committee.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Audited Financial Statements for Fiscal Year Ended March 31, 2013.

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

Date: June 28, 2013

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Cheung Ming

Cheung Ming, President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and Director

Date: June 28, 2013

By:  /S/ Cheung Sing

Cheung Sing, Director

Date: June 28, 2013

By:  /S/ Chan Tak Hing

Chan Tak Hing, Director

Date: June 28, 2013