Form 10-Q
period 2013-06-30
STUDIO II BRANDS INC
filed 2013-08-14
CIK 1081091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

[ ] Yes

[X] No

As of [ ] August, 2013, the Issuer had 14,838,018 shares of common stock issued and outstanding.

QUARTERLY REPORT ON FORM 10-Q

OF STUDIO II BRANDS, INC.

FOR THE PERIOD ENDED JUNE 30, 2013

TABLE OF CONTENTS

PART I

-

FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	22

PART II

-

OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Removed and Reserved	22
Item 5.	Other Information	22
Item 6.	Exhibits	23
Signatures		23

PART I-FINANCIAL INFORMATION

ITEM 1.

   FINANCIAL STATEMENTS.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2013 (Unaudited)	March 31, 2013

ASSETS
Current assets
Cash	$ 86	$ 22,705
Due from related party	-	52,120
Inventories	5,661	6,010
	───────	───────
Total current assets	5,747	80,835
	───────	───────

Property and equipment, net	82,149	90,415
Security deposits	135,226	135,226
Goodwill Tax recoverable	311,291 4,751	311,291 4,751
	───────	───────
Total assets	$ 539,164	$ 622,518
	========	========

LIABILITIES AND STOCKHOLDER'S (DEFICIENCY) EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 152,124	$ 147,028
Due to a related party	16,653	-
	───────	───────
Total current liabilities	168,777	147,028

Payable to stockholder	378,943	442,722
	───────	───────
Total liabilities	547,720	589,750
	───────	───────

COMMITMENS AND CONTINGENCIES
STOCKHOLDER'S EQUITY
Common stock, 100,000,000 shares authorized with par value $0.001; 14,838,018 shares issued and outstanding as of June 30, 2013 and March 31, 2013	14,838	14,838
Additional paid-in capital	446,935	446,935
Accumulated deficit	(470,329)	(429,005)
	───────	───────
Total stockholder’s (deficiency) equity	(8,556)	32,768
	───────	───────
TOTAL LIABILITIES AND STOCKHOLDER'S (DEFICIENCY) EQUITY	$ 539,164	$ 622,518
	========	========

See accompanying notes to consolidated financial statements (unaudited)

STUDIO II BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three-months ended June 30, 2013	For the three-months ended June 30, 2012

REVENUE
Food and beverage income	$ 192,820	$ 213,187

Cost of goods sold (exclusive of depreciation)	(40,788)	(53,351)
	────────	────────
Gross profit	152,032	159,836
Operating expenses	(194,751)	(151,981)
	────────	────────
Operating (loss)/profit	(42,719)	7,855
	────────	────────

OTHER INCOME/(EXPENSES)
Other income	1,395	1,322
	────────	────────
TOTAL OTHER INCOME, NET	1,395	1,322

NET (LOSS)/INCOME BEFORE INCOME TAXES	(41,324)	9,177
Income tax expenses	-	-
	────────	────────
NET (LOSS)/INCOME	$ (41,324)	$ 9,177
	────────	────────
Basic and fully diluted (loss)/income per common share	$ -	$ -
	=========	=========

WEIGHTED AVERAGE SHARES OUTSTANDING	14,838,018	14,838,018
	=========	=========

See accompanying notes to consolidated financial statements (unaudited)

STUDIO II BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2013 (UNAUDITED)

	Common Stock, Par value of $0.001		Additional	Accumulated	Total stockholder's
	Number	Amount	paid-in capital	Deficit	equity
Balance as of March 31, 2013	14,838,018	$ 14,838	$ 446,935	$ (429,005)	$ 32,768
Net loss	-	-	-	(41,324)	(41,324)
	─────────	────────	────────	────────	─────────
Balance as of June 30, 2013	14,838,018	$ 14,838	$ 446,935	$ (470,329)	$ (8,556)
	==========	=========	=========	=========	=========

See accompanying notes to consolidated financial statements (unaudited)

STUDIO II BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended June 30, 2013	Three months ended June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/income from operations	$ (41,324)	$ 9,177
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation	8,266	8,238
Changes in operating assets and liabilities:
Due from related party	52,120	(59,133)
Inventories	349	494
Security deposits	-	(8,392)
Account payables and accrued expenses	5,096	2,715
Due to related party	16,653	(7,833)
Income tax payable	-	(882)
	────────	────────
NET CASH GENERATED FROM/(USED IN) OPERATING ACTIVITIES	41,160	(55,616)
	────────	────────
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(913)
	────────	────────
NET CASH USED IN INVESTING ACTIVITIES	-	(913)
	────────	────────
CASH FLOWS FROM FINANCING ACTIVITIES
(Advance to)/from stockholder	(63,779)	54,874
	────────	────────
NET CASH (USED IN)/GENERATED FROM FINANCING ACTIVITIES	(63,779)	54,874
	────────	────────
NET DECREASE IN CASH	(22,619)	(1,655)
Beginning of period	22,705	25,912
	────────	────────
End of period	$ 86	$ 24,257
	=========	=========

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ 884
	=========	=========

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

NOTE 2 GOING CONCERN AND MANAGEMENT’S PLANS

The Company’s independent registered public accounting firm’s report of the financial statements for the year ended March 31, 2013 contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

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

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 1, 2013.

(b)

Principles of consolidation

The balance sheets as of June 30 and March 31, 2013 include the Company and its wholly-owned subsidiaries, HLL, Legend Sun and Sino Wish.  Additionally, the results of operations and cash flows include the operations of HLL, Legend Sun and Sino Wish from the date of acquisition.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

	June 30, 2013	June 30, 2012	March 31, 2013

Period end HK$:US$ exchange rate	$ 7.7557	$ 7.7570	$ 7.7742
Average three-months ended HK$:US$ exchange rate	$ 7.7573	$ 7.7595	-

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

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(g)

Accounts receivables

Accounts receivable are shown net of allowance for doubtful accounts. During the period, there were no bad debts incurred and no allowance for doubtful accounts recorded as of June 30 and March 31, 2013. The allowance for doubtful accounts considers a number of factors, including collection experience, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable portfolios, industry norms, regulatory decisions and other factors. Management reviews the composition of accounts receivable and analyzes any historical bad debts, customer concentrations, and customer credit worthiness.  Management’s policy is to record a reserve primarily on a specific identification basis.  Accounts are written off after use of a collection agency is deemed to be no longer useful.

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

(j)

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in an acquisition.  Accounting Standards Codification (“ASC”)-350-30-50 “Goodwill and Other Intangible Assets” requires the testing of goodwill and indefinite-lived intangible assets for impairment at least annually.  The Company tests goodwill for impairment in the fourth quarter each year.  Goodwill impairment is computed using the expected present value of associated future cash flows.  There was no impairment of goodwill as of June 30 and March 31, 2013.

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

Based on the Company’s assessment, there were no events or changes in circumstances that would indicate any impairment of long-lived assets as of June 30 and March 31, 2013.

(l)

Accounts payable and accrued expenses consist of the following:

	June 30, 2013 (Unaudited)	March 31, 2013

Accounts payable	$ 27,636	$ 26,145
Accrued expenses
Legal and professional fees	24,544	15,324
Payroll and other operating expenses	99,944	105,559
	────────	────────
	$ 152,124	$ 147,028
	=========	=========

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

There was no asset or liability measured at fair value on a non-recurring basis as of June 30 and March 31, 2013.

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

(o)

Other comprehensive income

The Company has adopted ASC 220 “Comprehensive Income”.  This statement establishes rules for the reporting of comprehensive income and its components.  Comprehensive income consists of net income and foreign currency translation adjustments.  As of June 30 and March 31, 2013, there is no significant accumulated other comprehensive income.

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

As of June 30 and March 31, 2013, the Company's management has evaluated all such proceedings and claims. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

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

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment of the Company consist primarily of restaurant facilities and equipment owned and operated by the Company's wholly owned subsidiaries. Property and equipment as of June 30 and March 31, 2013 are summarized as follows:

	June 30, 2013 (Unaudited)	March 31, 2013

Furniture & equipment	$ 76,644	$ 76,644
Leasehold improvement	113,150	113,150
Computer equipment	14,703	14,703
	────────	────────
Total	204,497	204,497
Accumulated depreciation and amortization	(122,348)	(114,082)
	────────	────────
Balance as at period ended	$ 82,149	$ 90,415
	=========	=========

Depreciation and amortization expense for the three months ended June 30, 2013 and 2012 were $8,266 and $8,238, respectively.

NOTE 5 SECURITY DEPOSITS

Security deposits mainly consist of five months rental and management fee security deposits, electricity and water meter deposits for company owned restaurant, and was recorded by the time of payment. Security and deposits as of June 30 and March 31, 2013 are summarized as follows:

	June 30, 2013 (Unaudited)	March 31, 2013

Rental and management fee security deposit	$ 120,355	$ 120,355
Electricity deposit	7,447	7,447
Water deposit	1,541	1,541
Gas deposit	1,926	1,926
Food supplies deposit	2,953	2,953
Other deposit	1,004	1,004
	────────	────────
	$ 135,226	$ 135,226
	=========	=========

NOTE 6 COST OF GOODS SOLD

Cost of goods sold consists of finished goods include food and beverage materials and products for catering services sold by company-owned restaurant and the subfranchise annual fee expenses.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 OPERATING EXPENSES

Operating expenses consist of the following for the three months ended June 30, 2013 and 2012:

	Three months ended June 30, 2013	Three months ended June 30, 2012

Staff costs	$ 60,645	$ 57,669
Property rent, rate and management fee	70,386	54,300
Electricity and utilities	13,386	10,474
Depreciation	8,266	8,238
Professional and audit fee	26,653	10,026
Others	15,415	11,274
	────────	────────
Total	$ 194,751	$ 151,981
	=========	=========

NOTE 8 FRANCHISE ARRANGEMENTS

As of June 30 and March 31, 2013, the right to the use of brand name and trademark “Caffe Kenon” of the Company’s two operating restaurants are granted by Sizegenic Holdings Limited (“Sizegenic”) under a Franchise Arrangement entered by the Company as the franchisee and Sizegenic as the franchisor.  The agreement commenced on February 10, 2010, with three years term and included a right of renewal for a second three year term, which was exercised by the Company on February 10, 2013.  The annual payment is HK$40,000 (approximately $5,136), and payment of a monthly management fee of 10% of the franchisee’s net income including payment to Sizegenic of franchise fee payable on anniversary basis and monthly management fee base upon a percent of franchisees’ net income.  Franchise fee expenses on the use of the license of the brand name and trademark “Caffe Kenon” is recorded upon the granting of the non-exclusive rights by Sizegenic as the fee is non-refundable to and non-cancellable by the Company.

For the three months ended June 30, 2013, the franchise annual fee payable to Sizegenic was $1,285.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 INCOME TAX

The Company and its subsidiaries are subject to income tax on an entity basis for income arising in or derived from the tax jurisdictions in which they operate.

The Company and HLL have not provided for income tax due to continuing loss.  Substantially all of the Company’s income before income tax expenses is generated by its operating subsidiaries, Legend Sun and Sino Wish, in Hong Kong.

A reconciliation of the expected income tax expense (based on HK income tax rate) to the actual income tax expense is as follows:

	Three months ended June 30, 2013 (Unaudited)	Three months ended June 30, 2012 (Unaudited)

(Loss)/Income before tax	$ (41,324)	$ 9,177
HK income tax rate	16.5%	16.5%
Expected income tax (credit)/expenses calculated at HK income tax rate	(6,818)	1,514
Corporate expenses not deductible for tax purposes	4,397	2,227
Tax loss not recognized	2,421	(3,741)
	────────	────────
Total	$ -	$ -
	=========	=========

The Company's income tax provision in respect of operations in Hong Kong is calculated at the applicable tax rates on the estimated assessable profits for the year based on existing legislation, interpretations and practices in respect thereof. The standard tax rate applicable to the Company was 16.5%. No deferred tax liability has been provided as the amount involved is immaterial.

NOTE 10 OPERATING LEASE COMMITMENTS

The Company entered into rental agreements on June 1, 2009 and March 1, 2010 to lease premises for operation of two restaurants located at ground floor of Nam Hing Fong, Causeway Bay and shop no. 208 and 209 of Tai Yau Plaza, Wanchai respectively.  The lease at Nam Hing Fong was for a term of 5 years at a monthly rental rate of $8,333.  The lease at Tai Yau Plaza was for a term of 6 years at a monthly rental rate of $11,250.

As of June 30, 2013, the total future minimum lease payments under operating lease in respect of leased premises are payable as follows:-

Year ending March 31,

2013 (nine months)	$ 194,750
2014	170,767
2015	140,238
─────────
Total	$ 505,755
==========

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 RELATED PARTY TRANSACTIONS

Balance with related party	June 30, 2013 (Unaudited)	March 31,2013

Payable to stockholders:
(a) Cheung Ming, stockholder	$ 378,943	$ 442,722
	==========	=========
Due from related party:
(b) Sizegenic Holdings Limited group companies ("Sizegenic group") Common stockholder, Cheung Ming	$ -	$ 52,120
	==========	=========
Due to related party:
(c) Frascona, Joiner, Goodman and Greenstein, P.C (“FJGG”) Common stockholder, Gary Joiner	$ 16,653	$ -
	==========	=========

(a) The payables to Cheung Ming mainly represent payment by Cheung Ming on behalf of the Company for primarily the legal and professional expenses.  This advance is unsecured, non-interest bearing and without fixed repayment term.

(b) The amount receivable from Sizegenic represents cash advance to Sizegenic which is unsecured, non-interest bearing.

(c) The amount payable to FJGG mainly represents the legal and professional fee for provision of legal advice, review and comment, and filing of statutory reports.

NOTE 12 CERTAIN RISK AND CONCENTRATION

Credit risk

As of June 30 and March 31, 2013, substantially all of the Company’s cash included bank deposits in accounts maintained within Hong Kong, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

Critical Accounting Policies and Estimates

A summary of significant accounting policies is provided in Note 3 to our financial statements included in our filing on Form 10-K for the fiscal year ended March 31, 2013, and filed with the SEC on July 1, 2013.  Our officers and directors believe that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

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

Results for the Three Months Ended June 30, 2013 compared to Three Months Ended June 30, 2012

The following discussion regarding unaudited results of operation relates to the business operations which are carried on through our operating subsidiaries, Legend Sun and Sino Wish.  The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere in this Form.

Result of operations

Revenues

Revenue for the three months ended June 30, 2013, was $192,820, as compared to revenue of $213,187 for the three months ended June 30, 2012. The decrease of $20,367, or approximately 9%, represented the normal fluctuation in turnover for the operation of catering services.

Cost of Revenues

Cost of revenues represents finished goods including food and beverage materials and products for catering services sold by our company-owned restaurants.  Cost of revenue for the three months ended June 30, 2013 was $40,788, as compared to cost of revenue of $53,351 for the three months ended June 30, 2012.  The decrease of $12,563, or approximately 23%, was in line with the decrease of revenue mentioned above.

Gross profit as a percentage of revenues for the three months ended June 30, 2013 was 79%, as compared to 75% for the three months ended June 30, 2012.  There was no significant change in gross profit margin.

Operating Expenses

Operating expenses for the Company and subsidiaries consist of the following items:

	For the three months ended December 31
	2013	2012	2013 to 2012

Staff costs	60,645	57,669	2,976
Rent, government fee, management fee	70,386	54,300	16,086
Electricity, gas and utilities	13,386	10,474	2,912
Depreciation	8,266	8,238	28
Professional and audit fee	26,653	10,026	16,627
Others	15,415	11,274	4,141
	─────────	────────	────────
	194,751	151,981	42,770
	=========	=========	=========

The increase of operating expenses to $194,751 for the three months ended June 30, 2013 as compared to operating expenses of $151,981 for the same period for 2012, which represents an increase of $42,770 or approximately 28%, was mainly due to the increase in property rental due to renewal of new tenancy agreement in one of our leased restaurant at Tai Yau Plaza and the increase in legal and professional fee which was mainly the US SEC filing fee.

Net operating (loss)/income

As a result of the decrease in revenue and increase in operating cost in particular the increase in rental fee, there was an operating loss of $41,234 for the three months ended June 30, 2012 as compared with a profit of $9,177 for the three months ended June 30, 2012.

Impact of Inflation

Inflation and changing prices have had an effect on our business and we expect that inflation or changing prices could materially affect our business in the foreseeable future. Our management will closely monitor the price change and make efforts to maintain effective cost control in operations.

Liquidity and Capital Resources

Net cash generated from operating activities for the three months period ended June 30, 2013 was $41,160.  It mainly represents cash income on daily operations and decrease in amount due from related party.

A stockholder of the Company, Cheung Ming, has paid expenses on behalf of the Company with no interest and without a fixed repayment term.  Amounts payable to the aforesaid stockholder at June 30, 2013 and March 31, 2013, were $378,943 and $442,722, respectively.  The payable is an internal source of liquidity for payment of operational expenses and to provide working capital. Possible external sources of liquidity may include loan borrowing from financial institutions or possible completion of a share exchange transaction to acquire potential and profitable businesses which can generate additional cash flow.

The Company believes that the existing cash and cash equivalents on hand together with approximately $7,000 monthly average net cash inflow generated from the Company-owned restaurants, will be sufficient to meet our working capital requirements for the current level of operations and to sustain business operations at the current levels for the next twelve months.

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

As of June 30, 2013, there were no material commitments for capital expenditures for business operations.

The Company’s independent registered public accounting firm’s report of the financial statements for the year ended March 31, 2013 contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer have identified a material weakness in connection with the preparation of our consolidated financial statements as of and for the period ended June 30, 2013 and have thus concluded that our disclosure controls and procedures were not effective to provide reasonable assurance of the achievement of these objectives.  A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness and control deficiency primarily related to absence of a Chief Financial Officer with appropriate professional experience with U.S. GAAP and SEC rules and regulations.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

INS XBRL Instance Document.

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

STUDIO II BRANDS, INC.

By:  /S/ Cheung Ming

Cheung Ming, President, Principal Executive Officer, Principal Financial Officer

Date: August 14, 2013