Form 10-Q
period 2013-09-30
STUDIO II BRANDS INC
filed 2013-11-13
CIK 1081091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

[ ] Yes    [X] No

As of November 12, 2013, the Issuer had 14,838,018 shares of common stock issued and outstanding.

QUARTERLY REPORT ON FORM 10-Q

OF STUDIO II BRANDS, INC.

FOR THE PERIOD ENDED SEPTEMBER 30, 2013

TABLE OF CONTENTS

PART I

-

FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II

-

OTHER INFORMATION

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	25
Signatures		25

PART I-FINANCIAL INFORMATION

ITEM 1.

   FINANCIAL STATEMENTS.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2013 (Unaudited)	March 31, 2013

ASSETS
Current assets
Cash	$ 15,775	$ 22,705
Due from related party	-	52,120
Accounts receivable	17,977	-
Inventories	6,500	6,010
	───────	───────
Total current assets	40,252	80,835
	───────	───────

Property and equipment, net	73,938	90,415
Security deposits	135,547	135,226
Goodwill Tax recoverable	311,291 4,751	311,291 4,751
	───────	───────
Total assets	$ 565,779	$ 622,518
	========	========

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 153,934	$ 147,028
	───────	───────
Total current liabilities	153,934	147,028

Payable to stockholder	431,071	442,722
	───────	───────
Total liabilities	585,005	589,750
	───────	───────

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY
Common stock, 100,000,000 shares authorized with par value $0.001; 14,838,018 shares issued and outstanding as of September 30, 2013 and March 31, 2013	14,838	14,838
Additional paid-in capital	446,935	446,935
Accumulated deficit	(480,999)	(429,005)
	───────	───────
Total stockholder’s equity	(19,226)	32,768
	───────	───────
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$ 565,779	$ 622,518
	========	========

See accompanying notes to consolidated financial statements (unaudited)

STUDIO II BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three-months ended September 30, 2013	For the three-months ended September 30, 2012	For the six-months ended September 30, 2013	For the six-months ended September 30, 2012

REVENUE
Food and beverage income	$ 215,219	$ 225,632	$ 408,039	$ 438,819
Franchise and management fee income	17,977 ────────	- ────────	17,977 ────────	- ────────
	233,196	225,632	426,016	438,819
Cost of goods sold (exclusive of depreciation)	(47,015)	(44,697)	(87,803)	(98,048)
	────────	────────	────────	────────
Gross profit	186,181	180,935	338,213	340,771
Operating expenses	(198,611)	(172,703)	(393,362)	(324,684)
	────────	────────	────────	────────
Operating (loss)/profit	(12,430)	8,232	(55,149)	16,087
	────────	────────	────────	────────

OTHER INCOME
Other income	1,760	1,405	3,155	2,727
	────────	────────	────────	────────
TOTAL OTHER INCOME	1,760	1,405	3,155	2,727

NET (LOSS)/INCOME BEFORE INCOME TAX	(10,670)	9,637	(51,994)	18,814
Income tax expenses	-	-	-	-
	────────	────────	────────	────────
NET (LOSS)/INCOME	$ (10,670)	$ 9,637	$ (51,994)	$ 18,814
	────────	────────	────────	────────
Basic and fully diluted (loss)/income per common share	$ -	$ -	$ -	$ -
	=========	=========	=========	=========

WEIGHTED AVERAGE SHARES OUTSTANDING	14,838,018	14,838,018	14,838,018	14,838,018
	=========	=========	=========	=========

See accompanying notes to consolidated financial statements (unaudited)

STUDIO II BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 (UNAUDITED)

	Common Stock, Par value of $0.001		Additional	Accumulated	Total stockholder's
	Number	Amount	paid-in capital	Deficit	equity
Balance as of March 31, 2013	14,838,018	$ 14,838	$ 446,935	$ (429,005)	$ 32,768
Net loss	-	-	-	(51,994)	(51,994)
	─────────	────────	────────	────────	─────────
Balance as of September 30, 2013	14,838,018	$ 14,838	$ 446,935	(480,999)	(19,226)
	==========	=========	=========	=========	=========

See accompanying notes to consolidated financial statements (unaudited)

STUDIO II BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended September 30, 2013	Six months ended September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/income from operations	$ (51,994)	$ 18,814
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Depreciation	16,477	16,477
Changes in operating assets and liabilities:
Due from related party	52,120	(29,008)
Inventories	(489)	762
Accounts receivable	(17,977)	-
Security deposits	(321)	(8,138)
Account payables and accrued expenses	6,906	2,673
Due to related party	-	(7,833)
Income tax payable	-	(882)
	────────	────────
NET CASH GENERATED FROM/(USED IN) OPERATING ACTIVITIES	4,722	(7,135)
	────────	────────
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(1,585)
	────────	────────
NET CASH USED IN INVESTING ACTIVITIES	-	(1,585)
	────────	────────
CASH FLOWS FROM FINANCING ACTIVITIES
Payments to a stockholder	(11,652)	(4,009)
	────────	────────
NET CASH USED IN FINANCING ACTIVITIES	(11,652)	(4,009)
	────────	────────
NET DECREASE IN CASH	(6,930)	(12,729)
Beginning of period	22,705	25,912
	────────	────────
End of period	$ 15,775	$ 13,183
	=========	=========

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ 884
	=========	=========

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

The Company has transitioned from its development stage to operational activities as of February 10, 2011.  On February 10, 2011, the Company entered into and consummated a share exchange agreement with Hippo Lace Limited (“HLL”), a BVI corporation and Mr. Gu Yao (“Gu”), the sole stockholder of HLL to acquire Gu’s 100% interests of HLL and its wholly owned subsidiary, Legend Sun Limited (“Legend Sun”) a limited liability company incorporated and domiciled in Hong Kong and its principal activity is to provide catering services in Hong Kong. In conjunction with the acquisition, the Company completed the closing of the exchange transaction under the terms of the Exchange Agreement and Supplementary Agreement on February 10, 2011 by issuing 2,291,100 shares of its Common Stock to Gu as consideration (i) to acquire all of the issued and outstanding shares of HLL owned by Gu valued at $34,450 or approximately $0.015 per share, and (ii) to pay off the outstanding stockholder loan owed to Gu Yao by HLL.  Accordingly, after completion of the transaction described above, the outstanding stockholder loan in the amount of $184,226 was owed by HLL to the Company.

On March 29, 2012, the Company through its subsidiary HLL entered into and consummated a stock purchase agreement with Sino Wish Limited (“Sino Wish”) and Ms Vivian Choi (“Vivian”), the sole stockholder of Sino Wish to (i) acquired Vivian’s 100% interests of Sino Wish which was incorporated and domiciled in Hong Kong as a Company’s franchisee to operate Caffé Kenon restaurant at Tai Yau Plaza, Hong Kong, and (ii) repay the stockholder’s loan from Vivian to HLL. The purchase price for the acquisition of Sino Wish amounted to $280,000, and was determined through arm’s length negotiation.  A total of $191,002 was paid through issuance to the seller of a total of 2,938,742 shares of common stock of the Company valued at $0.065 per share.  Such shares were restricted securities as defined in Rule 144 under the Securities Act of 1933.  The balance of the purchase price in the amount of $88,998 was payable through the assumption of the outstanding balance of a stockholder loan owed by Sino Wish to the seller. The stockholder loan assumed by HLL had been full repaid in four equal quarterly installments.

NOTE 2 GOING CONCERN AND MANAGEMENT’S PLANS

The Company’s independent registered public accounting firm’s report on the financial statements for the year ended March 31, 2013 contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, they do not include any adjustments that might result from the outcome of this uncertainty.  The Company’s minimal revenues, its dependency on continuing funding from its stockholders raise substantial doubt about its ability to continue as a going concern.  The Company’s business plan includes raising funds from outside potential investors.  However, there is no assurance that it will be able to do so.

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

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(b)

Principles of consolidation

The balance sheets as of September 30 and March 31, 2013 include the Company and its wholly-owned subsidiaries, HLL, Legend Sun and Sino Wish.  Additionally, the results of operations and cash flows include the operations of HLL, Legend Sun and Sino Wish from the date of acquisition.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

	September 30, 2013	September 30, 2012	March 31, 2013

Period end HK$:US$ exchange rate	$ 7.7552	$ 7.7878	$ 7.7742
Average three-months ended HK$:US$ exchange rate	$ 7.7585	$ 7.7595	-
Average six-months ended HK$:US$ exchange rate	$ 7.7575	$ 7.7903	-

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

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(g)

Accounts receivable

Accounts receivable are shown net of allowance for doubtful accounts. During the period, there were no bad debts incurred and no allowance for doubtful accounts recorded as of September 30 and March 31, 2013. The allowance for doubtful accounts considers a number of factors, including collection experience, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable portfolios, industry norms, regulatory decisions and other factors. Management reviews the composition of accounts receivable and analyzes any historical bad debts, customer concentrations, and customer credit worthiness.  Management’s policy is to record a reserve primarily on a specific identification basis.  Accounts are written off after collection efforts are exhausted.

(h)

Security deposits

Security deposits mainly consist of five months rental and management fee security deposits, electricity and water meter deposits for company owned restaurants.

(i)

Cash

Cash consist of cash on hand and at banks.  The Company’s cash deposits are held with financial institutions located in United States and Hong Kong.  Management believes these financial institutions are of high credit quality.

(j)

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in an acquisition.  Accounting Standards Codification (“ASC”)-350-30-50 “Goodwill and Other Intangible Assets” requires the testing of goodwill and indefinite-lived intangible assets for impairment at least annually.  The Company tests goodwill for impairment in the fourth quarter each year.  Goodwill impairment is computed using the expected present value of associated future cash flows.  There was no impairment of goodwill as of September 30 and March 31, 2013.

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

Based on the Company’s assessment, there were no events or changes in circumstances that would indicate any impairment of long-lived assets as of September 30 and March 31, 2013.

(l)

Accounts payable and accrued expenses consist of the following:

	September 30, 2013 (Unaudited)	March 31, 2013

Accounts payable	$ 26,666	$ 26,145
Accrued expenses
Legal and professional fees	21,977	15,324
Payroll and other operating expenses	105,291	105,559
	────────	────────
	$ 153,934	$ 147,028
	=========	=========

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

There was no asset or liability measured at fair value on a non-recurring basis as of September 30 and March 31, 2013.

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

The Company follows ASC 740 which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This ASC section also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

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

Services have been rendered.

(iii)

The seller’s price to the buyer is fixed or determinable, and

(iv)

Collectability is reasonably assured.

Revenue from sales is recognized when food and beverage products are sold. Franchise fee income on the annual fee for sublicensing of the brand name and trademark “Caffe Kenon” and the 10% management fee on eligible monthly net income of subfranchisee are recognized after granting the non-exclusive rights and all contractual obligations are performed and report of net income from subfranchisee respectively.

(q)

Employee benefits

The Company operates a Mandatory Provident Fund Scheme (the "MPF Scheme") under the Hong Kong Mandatory Provident Fund Schemes Ordinance for those employees employed under the jurisdiction of the Hong Kong Employment Ordinance. The MPF Scheme is a defined contribution scheme, the assets of which are held in separate trustee-administered funds. The Company’s contributions to the scheme are expensed as incurred and are vested in accordance with the scheme’s vesting scales.

(r)

Segment information

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s operating segments. Management, including the chief operating decision maker, reviews operating results solely by monthly revenue and operating results of the two operating subsidiaries and the newly subfranchised store in Hong Kong. As such, management has determined that the franchise and subfranchise operations in Hong Kong are two operating segments.  As the Company’s operations and customers are principally all located in Hong Kong, no geographic information has been presented.

(s)

Commitments and contingencies

In the normal course of business, the Company is subject to contingencies, including legal proceedings that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter.

As of September 30 and March 31, 2013, the Company’s management has evaluated all such proceedings and claims. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

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

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment of the Company consist primarily of restaurant facilities and equipment owned and operated by the Company’s wholly owned subsidiaries. Property and equipment as of September 30 and March 31, 2013 are summarized as follows:

	September 30, 2013 (Unaudited)	March 31, 2013

Furniture & equipment	$ 76,644	$ 76,644
Leasehold improvement	113,150	113,150
Computer equipment	14,703	14,703
	────────	────────
Total	204,497	204,497
Accumulated depreciation and amortization	(130,559)	(114,082)
	────────	────────
Balance as at period ended	$ 73,938	$ 90,415
	=========	=========

Depreciation and amortization expense for the three months ended September 30, 2013 and 2012 were $8,266 and $8,238, respectively. The expenses for the six months ended September 30, 2013 and 2012 were both $16,477.

NOTE 5 SECURITY DEPOSITS

Security deposits mainly consist of five months rental and management fee security deposits, electricity and water meter deposits for a company owned restaurant. Security and deposits as of September 30 and March 31, 2013 are summarized as follows:

	September 30, 2013 (Unaudited)	March 31, 2013

Rental and management fee security deposit	$ 120,355	$ 120,355
Electricity deposit	7,447	7,447
Water deposit	1,541	1,541
Gas deposit	1,926	1,926
Food supplies deposit	2,953	2,953
Other deposit	1,325	1,004
	────────	────────
	$ 135,547	$ 135,226
	=========	=========

NOTE 6 COST OF GOODS SOLD

Cost of goods sold consists of finished goods including food and beverage materials and products for catering services sold by company-owned restaurants.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 OPERATING EXPENSES

Operating expenses consist of the following for the three and six months ended September 30, 2013 and 2012:

	Three months ended	Three months ended	Six months ended	Six months ended
	September 30 2013 2012		September 30 2013 2012
Staff costs	$ 63,946	$ 62,801	$ 124,591	$ 120,470
Property rent, rate and management fee	69,462	40,157	139,848	94,457
Electricity and utilities	8,494	12,603	21,879	23,077
Depreciation	8,211	8,238	16,477	16,477
Professional and audit fee	25,352	22,155	52,005	22,181
Others	23,146	26,749	38,562	48,022
	────────	────────	────────	────────
Total	$ 198,611	$ 172,703	$ 393,362	$ 324,684
	=========	=========	=========	=========

NOTE 8 FRANCHISE ARRANGEMENTS

As of September 30 and March 31, 2013, the right to the use of brand name and trademark “Caffe Kenon” of the Company’s two operating restaurants are granted by Sizegenic Holdings Limited (“Sizegenic”) under a Franchise Arrangement entered into by the Company as the franchisee and Sizegenic as the franchisor.  The agreement commenced on February 10, 2010, with a three year term and included a right of renewal for a second three year term, which was exercised by the Company on February 10, 2013.  The annual payment is HK$40,000 (approximately $5,136), and payment of a monthly management fee of 10% of the franchisee’s net income including payment to Sizegenic of franchise fee payable on an anniversary basis and a monthly management fee based on 10% of franchisees’ net income.  Franchise fee expenses on the use of the license of the brand name and trademark “Caffe Kenon” is recorded upon the granting of the non-exclusive rights by Sizegenic as the fee is non-refundable to and non-cancellable by the Company.

In September 2013, the Company entered into a subfranchise agreement with Golden Spring Limited (the subfranchisee), in which the Company granted the subfranchisee the right to operate a restaurant at Causeway Bay, Hong Kong.  Under the terms of the franchise agreement the subfranchisee paid an initial franchise fee of HK$100,000 (approximately US$12,850), and is obligated to pay a monthly management fee equal to 10% of its gross income.

NOTE 9 SEGMENT INFORMATION

The Company has two reportable segments that include (1) ownership of Caffe Kenon coffee shop restaurants operated in Hong Kong under the terms of a franchise agreement, and (2) granting of a subfranchise to operate one Caffe Kenon coffee shop restaurant in Hong Kong respectively.

Each reportable segment is separately organized and focuses on different customer groups and subfranchisees.  Each reportable segment prepares a stand-alone financial reporting package including information such as revenue, expenses, and goodwill, and the package is regularly reviewed by the Chief Executive Officer.

The following is the summary of relevant information relating to each segment reconciled to amounts on the accompanying consolidated financial statements for the three and six months ended September 30, 2013 and 2012.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months ended September 30, 2013 (unaudited)

	Franchise	Subfranchise	Corporate	Total

Revenue	$ 215,219	$ 17,977	$ -	$ 233,196

Depreciation and amortization	(8,211)	-	-	(8,211)

Cost of revenues and operating expenses excluding depreciation and amortization	(212,804)	-	(24,611)	(237,415)
	─────────	────────	────────	────────
Operating income/(loss)	(5,796)	17,977	(24,611)	(12,430)

Other income	1,760	-	-	1,760

Income tax expenses	-	-	-	-
	─────────	────────	────────	────────
Net income/(loss) after tax	$ (4,036)	$ 17,977	$ (24,611)	$ (10,670)
	==========	=========	=========	=========

Total assets, excluding goodwill	$ 248,625	$ -	$ 5,863	$ 254,488
Goodwill	$ 311,291	$ -	$ -	$ 311,291
Capital expenditure	$ -	$ -	$ -	$ -
	==========	=========	=========	=========

Six Months ended September 30, 2013 (unaudited)

	Franchise	Subfranchise	Corporate	Total

Revenue	$ 408,039	$ 17,977	$ -	$ 426,016

Depreciation and amortization	(16,477)	-	-	(16,477)

Cost of revenues and operating expenses excluding depreciation and amortization	(413,424)	-	(51,264)	(464,688)
	─────────	────────	────────	────────
Operating income/(loss)	(21,862)	17,977	(51,264)	(55,149)

Other income	3,155	-	-	3,155

Income tax expenses	-	-	-	-
	─────────	────────	────────	────────
Net income/(loss) after tax	$ (18,707)	$ 17,977	$ (51,264)	$ (51,994)
	==========	=========	=========	=========

Total assets, excluding goodwill	$ 248,625	$ -	$ 5,863	$ 254,488
Goodwill	$ 311,291	$ -	$ -	$ 311,291
Capital expenditure	$ -	$ -	$ -	$ -
	==========	=========	=========	=========

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months ended September 30, 2012 (unaudited)

	Franchise	Subfranchise	Corporate	Total

Revenue	$ 225,632	$ -	$ -	$ 225,632

Depreciation and amortization	(8,238)	-	-	(8,238)

Cost of revenues and operating expenses excluding depreciation and amortization	(174,408)	-	(34,754)	(209,162)
	─────────	────────	────────	────────
Operating income/(loss)	42,986	-	(34,754)	8,232

Other income	1,405	-	-	1,405

Other expenses	-	-	-	-
	─────────	────────	────────	────────
Total other income (net)	1,405	-	-	1,405

Income tax expenses	-	-	-	-
	─────────	────────	────────	────────
Net income/(loss) after tax	$ 44,391	$ -	$ (34,754)	$ 9,637
	==========	=========	=========	=========

Total assets, excluding goodwill	$ 586,719	$ -	$ -	$ 586,719
Goodwill	$ 311,291	$ -	$ -	$ 311,291
Capital expenditure	$ 1,585	$ -	$ -	$ 1,585
	==========	=========	=========	=========

Six Months ended September 30, 2012 (unaudited)

	Franchise	Subfranchise	Corporate	Total

Revenue	$ 438,819	$ -	$ -	$ 438,819

Depreciation and amortization	(16,477)	-	-	(16,477)

Cost of revenues and operating expenses excluding depreciation and amortization	(368,005)	-	(38,250)	(406,255)
	─────────	────────	────────	────────
Operating income/(loss)	54,337	-	(38,250)	16,087

Other income	2,727	-	-	2,727

Other expenses	-	-	-	-
	─────────	────────	────────	────────
Total other income (net)	2,727	-	-	2,727

Income tax expenses	-	-	-	-
	─────────	────────	────────	────────
Net income/(loss) after tax	$ 57,064	$ -	$ (38,250)	$ 18,814
	==========	=========	=========	=========

Total assets, excluding goodwill	$ 586,719	$ -	$ -	$ 586,719
Goodwill	$ 311,291	$ -	$ -	$ 311,291
Capital expenditure	$ 1,585	$ -	$ -	$ 1,585
	==========	=========	=========	=========

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

The Company’s income tax provision is calculated at the applicable tax rates on the estimated assessable profits for the period based on existing legislation, interpretations and practices in respect thereof. The standard tax rate applicable to the Company was 16.5%.

NOTE 11 OPERATING LEASE COMMITMENTS

The Company entered into rental agreements on June 1, 2009 and March 1, 2010 to lease premises for operation of two restaurants located at the ground floor of Nam Hing Fong, Causeway Bay and shop no. 208 and 209 of Tai Yau Plaza, Wanchai respectively.  The lease at Nam Hing Fong was for a term of 5 years at a monthly rental rate of $8,333.  The lease at Tai Yau Plaza was for a term of 6 years at a monthly rental rate of $11,250.

As of September 30, 2013, the total future minimum lease payments under operating lease in respect of leased premises are payable as follows:

Year ending March 31,

2013 (six months)	$ 129,833
2014	170,767
2015	140,238
─────────
Total	$ 440,838
==========

NOTE 12 RELATED PARTY TRANSACTIONS

Balance with related party	September 30, 2013 (Unaudited)	March 31,2013

Payable to stockholders:
(a) Cheung Ming, stockholder	$ 431,071	$ 442,722
	==========	=========
Due from related party:
(b) Sizegenic Holdings Limited group companies ("Sizegenic group") Common stockholder, Cheung Ming	$ -	$ 52,120
	==========	=========

(a) The payables to Cheung Ming mainly represent payment by Cheung Ming on behalf of the Company for primarily legal and professional expenses.  This advance is unsecured, non-interest bearing and without fixed repayment term.

(b) The amount receivable from Sizegenic represents cash advance to Sizegenic which is unsecured, non-interest bearing.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 CERTAIN RISK AND CONCENTRATION

Credit risk

As of September 30 and March 31, 2013, substantially all of the Company’s cash included bank deposits in accounts maintained within Hong Kong, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

For the period ended September 30, 2013, the Company has significant concentration of credit risk as all the accounts receivable are solely due from one customer, which also contribute to 100% of the subfranchise income of $17,977.

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

On March 29 2012, the Company acquired through its subsidiary all of the issued and outstanding shares of Sino Wish Limited, a Hong Kong corporation (“Sino Wish”), which was incorporated in November, 2009 and became the franchisee of the Company to operate Caffé Kenon restaurant at Tai Yau Plaza, Hong Kong in March, 2010.   As a result of completion of this share exchange transaction, Sino Wish became our wholly-owned subsidiary.

Corporate Structure

The Chart below depicts our corporate structure. As depicted below, Studio II Brands owns 100% of Hippo Lace Limited and Hippo Lace Limited owns 100% of Legend Sun Limited and Sino Wish Limited.

Studio II Brands, INC.
A Florida Corporation
100%
Hippo Lace Limited
A British Virginia Islands Corporation
100%
100%
Legend Sun Limited
HK Corporation
Sino Wish Limited
HK Corporation

Current operations

Through the Company’s operating subsidiaries, Legend Sun and Sino Wish, the Company is in the business of operating coffee shop restaurants under the tradename “Caffe Kenon.”  The Company currently owns and operates two Caffé Kenon coffee shops located in Hong Kong which have been in operation since June, 2009 and March, 2010 respectively.  These shops are operated under the terms of a franchise agreement between HLL and Sizegenic Holdings Limited (“Sizegenic”), a British Virgin Islands corporation. The Company has entered into a subfranchise agreement with Golden Spring Limited (“GSL”) in September 2013, pursuant to which GSL operates a Caffe Kenon restaurant in Hong Kong, and pays the Company franchise and management fees.  Therefore, as of the fourth quarter of calendar year 2013, the Company has a total of two owned Caffe Kenon stores in Hong Kong and one subfranchised Caffe Kenon store in Hong Kong.

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

At the two Company-owned restaurants and the subfranchise restaurant they offer Italian-style espresso drinks using “Kenon” brand coffee imported from Italy.  They also serve breakfast, lunch and dinner with a moderately-priced Italian style standard menu which includes pizza, spaghetti, risotto, salads, sandwiches and desserts. In addition, Caffé Kenon Bistro serves periodic specialty meals in addition to the standard menu items. The Company seeks to establish restaurant locations in shopping and commercial areas with significant foot traffic and with easy access to underground railroad or other public transportation.  Our restaurants are designed comfortably with seating areas for customers around a counter area which includes display cases for pastries and other items and a work area where staff prepare espresso drinks.  The Company uses a modern stylish design for the interior with a flexible combination of tables and chairs designed to allow us to host various types of events and to accommodate a total of approximately 50 and 80 guests, respectively.

Future Plan of Operations

The Company’s future plan of operations is to seek to continue to expand by adding additional Café Kenon locations in Hong Kong and in China.  Some of the new locations may be Company owned and operated as franchises of Sizegenic, and some may be subfranchise operations from which the Company receives franchise and management fees.  The Company also plans to seek possible investment and business opportunities in different potential restaurant and catering service business segments including hotpot and traditional Chinese cuisine restaurants, and possible investment and business opportunities related to ownership and operation of a coffee farm and production of our own brand of packed coffee beans and canned coffee to be sold to wholesale and retail customers. The Company will require additional working capital in order to open new Company owned Café Kenon locations or to pursue other potential investment and business opportunities, and there is no assurance that such additional working capital funding will be available, or will be available on terms which are acceptable to the Company.

In September 2013, the Company  entered into a subfranchise agreement with Golden Spring Limited (GSL), a copy of which is filed as an Exhibit to this report on Form 10-Q, pursuant to which GSL is authorized to operate a Caffe Kenon restaurant in Hong Kong. The terms of the subfranchise agreement is 3 years with an option to extend for an additional 3 years.  Management is currently in negotiations with another potential subfranchisee on terms of a subfranchise agreement in Hong Kong for the operation of another Caffe Kenon.  Management will continue to seek opportunities in Hong Kong to build strong networks and brandnames.

Our management is actively seeking business opportunities in various regions in China, including Beijing, Shanghai and Sichuan Province. As a result of China’s economic development, accelerated urbanization process and the change of household consumption habits, people’s demand for restaurant/catering services is increasingly growing. Management believes that the Company can apply its previous experience providing restaurant/catering services in Beijing to explore business opportunities in China. The potential plans include acting as a franchisor, operating Company-owned restaurants, and entering in to joint venture to operate restaurants with potential business partners.

Critical Accounting Policies and Estimates

A summary of significant accounting policies is provided in Note 3 to our financial statements included in our filing on Form 10-K for the fiscal year ended March 31, 2013, and filed with the SEC on July 1, 2013.  Our officers and directors believe that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company’s operating results and financial condition.

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

Results for the Three Months Ended September 30, 2013 compared to Three Months Ended September 30, 2012

The following discussion regarding unaudited results of operation relates to the business operations which are carried on through our operating subsidiaries, Legend Sun and Sino Wish.  The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere in this Form.

Result of operations

Revenues

Three Months Ended September 30, 2013 compared to the Three Months Ended September 30, 2012

Revenue for the three months ended September 30, 2013, was $233,196 as compared to revenue of $225,632 for the three months ended September 30, 2012. The increase of $7,564, or approximately 3%, was mainly attributable to the new franchise and management fee income of $17,977, generated from its subfranchise during the period.

Six Months Ended September 30, 2013 compared to Six Months Ended September 30, 2012

Revenue for the six months ended September 30, 2013, was $426,016 as compared to revenue of $438,819 for the three months ended September 30, 2012. The decrease of $12,803, or approximately 3%, was mainly caused by temporary closure of one of the restaurant of Legend Sun for remodeling, which resulted in a decrease in customers.

Cost of Revenues

Three Months Ended September 30, 2013 compared to the Three Months Ended September 30, 2012

Cost of revenues represents finished goods including food and beverage materials and products for catering services sold by our company-owned restaurants.  Cost of revenue for the three months ended September 30, 2013 was $47,015 as compared to cost of revenue of $44,697 for the three months ended September 30, 2012.  The increase of $2,318, or approximately 5%, was due to inflation of cost of food materials.

Six Months Ended September 30, 2013 compared to Six Months Ended September 30, 2012

Cost of revenues represents finished goods including food and beverage materials and products for catering services sold by our company-owned restaurants.  Cost of revenue for the six months ended September 30, 2013 was $87,803 as compared to cost of revenue of $98,048 for the six months ended September 30, 2012.  The decrease of $10,245, or approximately 10%, was in line with the decrease of revenue as mentioned above, notwithstanding the inflation of cost of food materials.

Operating Expenses

Operating expenses for the Company and subsidiaries consist of the following items:

	For the three months ended September 30			For the six months ended September 30
	2013	2012	2013 to 2012	2013	2012	2013 to 2012

Staff costs	$ 63,946	$ 62,801	2%	$ 124,591	120,470	3%
Rent, government fee, management fee	69,462	40,157	73%	139,848	94,457	48%
Electricity, gas and utilities	8,494	12,603	(33%)	21,879	23,077	(5%)
Depreciation	8,211	8,238	0%	16,477	16,477	-
Professional and audit fee	25,352	22,155	14%	52,005	22,181	134%
Others	23,146	26,749	(13%)	38,562	48,022	(20%)
	────────	────────	────────	────────	────────	────────
	$ 198,611	$ 172,703	15%	$ 393,362	324,684	21%
	=========	=========	========	=========	=========	=========

Three Months Ended September 30, 2013 compared to the Three Months Ended September 30, 2012

The increase of operating expenses to $198,611 for the three months ended September 30, 2013 as compared to operating expenses of $172,703 for the same period for 2012, which represents an increase of $25,908 or approximately 15%, was mainly due to the increase in property rental due to renewal of the tenancy agreement for the premises of our restaurant at Tai Yau Plaza, and the increase in legal and professional fees which were mainly fees related to filing reports with the US Securities and Exchange Commission. Moreover,  the Company incurred more professional and audit fees during the period as compared to the same period of 2012.

Six Months Ended September 30, 2013 compared to Six Months Ended September 30, 2012

The increase of operating expenses to $393,362 for the six months ended September 30, 2013 as compared to operating expenses of $324,684 for the same period for 2012, which represents an increase of $68,678 or approximately 21%, was for reasons similar to those mentioned above.

Net operating (loss)/income

Three Months Ended September 30, 2013 compared to the Three Months Ended September 30, 2012

As a result of the increase in operating costs, particularly the increase in rental expenses, there was an operating loss of $10,670 for the three months ended September 30, 2013 as compared with a profit of $9,637 for the three months ended September 30, 2012.

Six Months Ended September 30, 2013 compared to Six Months Ended September 30, 2012

As a result of the decrease in revenue and increase in operating costs, particularly the increase in rental expenses, there was an operating loss of $51,994 for the six months ended September 30, 2013 as compared with a profit of $18,814 for the six months ended September 30, 2012.

Impact of Inflation

Inflation and changing prices have had an effect on our business and we expect that inflation or changing prices could materially affect our business in the foreseeable future. Our management will closely monitor the price change and make efforts to maintain effective cost control in operations.

Liquidity and Capital Resources

Net cash generated from operating activities for the six months ended September 30, 2013 was $4,722.  It mainly represents cash income from daily operations and the decrease in amount due from related party.

A stockholder of the Company, Cheung Ming, has paid expenses on behalf of the Company with no interest and without a fixed repayment term.  Amounts payable to the aforesaid stockholder at September 30, 2013 and March 31, 2013, were $431,071 and $442,722, respectively.  The payable is an internal source of liquidity for payment of operational expenses and to provide working capital. Possible external sources of liquidity may include loan borrowing from financial institutions or possible completion of a share exchange transaction to acquire potential and profitable businesses which can generate additional cash flow.

The Company believes that the existing cash and cash equivalents on hand together with approximately $7,000 monthly average net cash inflow generated from the Company-owned restaurants, will be sufficient to meet our working capital requirements for the current level of operations and to sustain business operations at the current levels for the next twelve months.

The unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, they do not include any adjustments that might result from the outcome of this uncertainty.  The Company’s minimal revenues and its dependency on continuing funding from its stockholders, raise substantial double about its ability to continue as a going concern.  The Company’s business plan includes raising funds from outside potential investors.  However, there is no assurance that it will be able to do so.

As of September 30, 2013, there were no material commitments for capital expenditures for business operations.

The Company’s independent registered public accounting firm’s report of the financial statements for the year ended March 31, 2013 contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer have identified a material weakness in connection with the preparation of our consolidated financial statements as of and for the period ended September 30, 2013 and have thus concluded that our disclosure controls and procedures were not effective to provide reasonable assurance of the achievement of these objectives.  A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness and control deficiency primarily related to absence of a Chief Financial Officer with appropriate professional experience with U.S. GAAP and SEC rules and regulations.

We believe that the material weakness and other control deficiencies we have identified are temporary because our management intends to hire a financial controller or financial manager with experience in U.S. GAAP accounting and SEC rules and regulations, but based on the current size and cashflow of the Company, we are not able to do so.  Our management intends to conduct an assessment of the effectiveness of our disclosure control and procedures, and internal control over financial reporting in the coming months if we acquire another operating business or assets, and re-consider the need for hiring a financial controller / finance manager.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the period ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 12, 2013