Form 10-Q
period 2013-12-31
STUDIO II BRANDS INC
filed 2014-02-14
CIK 1081091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

[ ] Yes

[X] No

As of February 14, 2014, the Issuer had 14,838,018 shares of common stock issued and outstanding.

QUARTERLY REPORT ON FORM 10-Q

OF STUDIO II BRANDS, INC.

FOR THE PERIOD ENDED DECEMBER 31, 2013

TABLE OF CONTENTS

PART I

-

FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

PART II

-

OTHER INFORMATION

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	24
Signatures		25

PART I-FINANCIAL INFORMATION

ITEM 1.

   FINANCIAL STATEMENTS.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2013 (Unaudited)	March 31, 2013

ASSETS
Current assets
Cash	$ 20,568	$ 22,705
Due from related party	-	52,120
Accounts receivable	3,399	-
Inventories	5,074	6,010
	───────	───────
Total current assets	29,041	80,835
	───────	───────

Property and equipment, net	67,812	90,415
Security deposits	135,226	135,226
Goodwill Tax recoverable	311,291 1,125	311,291 4,751
	───────	───────
Total assets	$ 544,495	$ 622,518
	========	========

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 147,358	$ 147,028
	───────	───────
Total current liabilities	147,358	147,028

Payable to stockholder	474,536	442,722
	───────	───────
Total liabilities	621,894	589,750
	───────	───────

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY
Common stock, 100,000,000 shares authorized with par value $0.001; 14,838,018 shares issued and outstanding as of December 31, 2013 and March 31, 2013	14,838	14,838
Additional paid-in capital	446,935	446,935
Accumulated deficit	(539,172)	(429,005)
	───────	───────
Total stockholder’s equity	(77,399)	32,768
	───────	───────
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$ 544,495	$ 622,518
	========	========

See accompanying notes to consolidated financial statements (unaudited)

STUDIO II BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three-months ended December 31, 2013	For the three-months ended December 31, 2012	For the nine-months ended December 31, 2013	For the nine-months ended December 31, 2012

REVENUE
Food and beverage income	$ 180,057	$ 168,735	$ 588,096	$ 607,554
Franchise and management fee income	3,399 ────────	- ────────	21,376 ────────	- ────────
	183,456	168,735	609,472	607,554
Cost of goods sold (exclusive of depreciation)	(39,991)	(37,850)	(127,794)	(135,898)
	────────	────────	────────	────────
Gross profit	143,465	130,885	481,678	471,656
Operating expenses	(203,061)	(141,515)	(596,423)	(466,199)
	────────	────────	────────	────────
Operating (loss)/profit	(59,596)	(10,630)	(114,745)	5,457
	────────	────────	────────	────────

OTHER INCOME
Other income	1,423	2,490	4,578	5,217
	────────	────────	────────	────────
TOTAL OTHER INCOME	1,423	2,490	4,578	5,217

NET (LOSS)/INCOME BEFORE INCOME TAX	(58,173)	(8,140)	(110,167)	10,674
Income tax expenses	-	-	-	-
	────────	────────	────────	────────
NET (LOSS)/INCOME	$ (58,173)	$ (8,140)	$ (110,167)	$ 10,674
	────────	────────	────────	────────
Basic and fully diluted (loss)/income per common share	$ -	$ -	$ (0.01)	$ -
	=========	=========	=========	=========

WEIGHTED AVERAGE SHARES OUTSTANDING	14,838,018	14,838,018	14,838,018	14,838,018
	=========	=========	=========	=========

See accompanying notes to consolidated financial statements (unaudited)

STUDIO II BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

FOR THE NINE MONTHS ENDED DECEMBER 31, 2013 (UNAUDITED)

	Common Stock, Par value of $0.001		Additional	Accumulated	Total stockholder's
	Number	Amount	paid-in capital	deficit	equity
Balance as of March 31, 2013	14,838,018	$ 14,838	$ 446,935	$ (429,005)	$ 32,768
Net loss	-	-	-	(110,167)	(110,167)
	─────────	────────	────────	────────	─────────
Balance as of December 31, 2013	14,838,018	$ 14,838	$ 446,935	$ (539,172)	$ (77,399)
	==========	=========	=========	=========	=========

See accompanying notes to consolidated financial statements (unaudited)

STUDIO II BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended December 31, 2013	Nine months ended December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/income from operations	$ (110,167)	$ 10,674
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Depreciation	22,603	20,523
Changes in operating assets and liabilities:
Due from related party	52,120	72,238
Inventories	936	(1,810)
Accounts receivable	(3,399)	-
Security deposits	-	(6,401)
Account payables and accrued expenses	330	(7,615)
Due to related party	-	(7,833)
Income tax payable	3,626	(884)
	────────	────────
NET CASH (USED IN)/GENERATED FROM OPERATING ACTIVITIES	(33,951)	78,892
	────────	────────
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(1,584)
	────────	────────
NET CASH USED IN INVESTING ACTIVITIES	-	(1,584)
	────────	────────
CASH FLOWS FROM FINANCING ACTIVITIES
Advance from / (payment to) a stockholder	31,814	(69,047)
	────────	────────
NET CASH GENERATED FROM / (USED IN) FINANCING ACTIVITIES	31,814	(69,047)
	────────	────────
NET (DECREASE)/INCREASE IN CASH	(2,137)	8,261
Beginning of period	22,705	25,912
	────────	────────
End of period	$ 20,568	$ 34,173
	=========	=========

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ 884
	=========	=========

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

On March 29, 2012, the Company through its subsidiary HLL entered into and consummated a stock purchase agreement with Sino Wish Limited (“Sino Wish”) and Ms Vivian Choi (“Vivian”), the sole stockholder of Sino Wish to (i) acquired Vivian’s 100% interests of Sino Wish which was incorporated and domiciled in Hong Kong as a Company’s franchisee to operate Caffé Kenon restaurant at Tai Yau Plaza, Hong Kong, and (ii) repay the stockholder’s loan from Vivian to HLL. The purchase price for the acquisition of Sino Wish amounted to $280,000, and was determined through arm’s length negotiation.  A total of $191,002 was paid through issuance to the seller of a total of 2,938,742 shares of common stock of the Company valued at $0.065 per share.  Such shares were restricted securities as defined in Rule 144 under the Securities Act of 1933.  The balance of the purchase price in the amount of $88,998 was payable through the assumption of the outstanding balance of a stockholder loan owed by Sino Wish to the seller. The stockholder loan assumed by HLL had been fully repaid in four equal quarterly installments.

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

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(b)

Principles of consolidation

The balance sheets as of December 31 and March 31, 2013 include the Company and its wholly-owned subsidiaries, HLL, Legend Sun and Sino Wish.  Additionally, the results of operations and cash flows include the operations of HLL, Legend Sun and Sino Wish from the date of acquisition.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

	December 31, 2013	December 31, 2012	March 31, 2013

Period end HK$:US$ exchange rate	$ 7.7552	$ 7.7507	$ 7.7742
Average three-months ended HK$:US$ exchange rate	$ 7.7585	$ 7.7503	-
Average nine-months ended HK$:US$ exchange rate	$ 7.7575	$ 7.7529	-

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

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(g)

Accounts receivable

Accounts receivable are shown net of allowance for doubtful accounts. During the period, there were no bad debts incurred and no allowance for doubtful accounts recorded as of December 31 and March 31, 2013. The allowance for doubtful accounts considers a number of factors, including collection experience, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable portfolios, industry norms, regulatory decisions and other factors. Management reviews the composition of accounts receivable and analyzes any historical bad debts, customer concentrations, and customer credit worthiness.  Management’s policy is to record a reserve primarily on a specific identification basis.  Accounts are written off after collection efforts are exhausted.

(h)

Security deposits

Security deposits mainly consist of five months rental and management fee security deposits, electricity and water meter deposits for company owned restaurants.

(i)

Cash

Cash consist of cash on hand and at banks.  The Company’s cash deposits are held with financial institutions located in the United States and Hong Kong.  Management believes these financial institutions are of high credit quality.

(j)

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in an acquisition.  Accounting Standards Codification (“ASC”)-350-30-50 “Goodwill and Other Intangible Assets” requires the testing of goodwill and indefinite-lived intangible assets for impairment at least annually.  The Company tests goodwill for impairment in the fourth quarter each year.  Goodwill impairment is computed using the expected present value of associated future cash flows.  There was no impairment of goodwill as of December 31 and March 31, 2013.

(k)

Impairment of long-lived assets

Long-lived assets are comprised of property and equipment. Pursuant to the provisions of ASC 360-10, “Property, plant and equipment”, long-lived assets to be held and used are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable by comparing the undiscounted cash flows associated with the assets to their carrying amounts. If such a review indicates an impairment, the carrying amount would be reduced to fair value.

Based on the Company’s assessment, there were no events or changes in circumstances that would indicate any impairment of long-lived assets as of December 31 and March 31, 2013.

(l)

Accounts payable and accrued expenses consist of the following:

	December 31, 2013 (Unaudited)	March 31, 2013

Accounts payable	$ 23,803	$ 26,145
Accrued expenses
Legal and professional fees	18,595	15,324
Payroll and other operating expenses	104,960	105,559
	────────	────────
	$ 147,358	$ 147,028
	=========	=========

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

The carrying values of cash, accounts and other receivables, accounts payable and accrued expenses, and long-term borrowings from related party approximate fair values due to their short maturities.

There was no asset or liability measured at fair value on a non-recurring basis as of December 31 and March 31, 2013.

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

(r)

Segment information

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s operating segments. Management, including the chief operating decision maker, reviews operating results solely by monthly revenue and operating results of the two operating subsidiaries and the subfranchised store in Hong Kong. As such, management has determined that the franchise and subfranchise operations in Hong Kong are two operating segments.  As the Company’s operations and customers are principally all located in Hong Kong, no geographic information has been presented.

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

As of December 31 and March 31, 2013, the Company’s management has evaluated all such proceedings and claims. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

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

NOTE 4 COST OF GOODS SOLD

Cost of goods sold consists of finished goods including food and beverage materials and products for catering services sold by company-owned restaurants.

NOTE 5 OPERATING EXPENSES

Operating expenses consist of the following for the three and nine months ended December 31, 2013 and 2012:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	December 31 2013 2012		December 31 2013 2012
Staff costs	$ 59,302	$ 40,433	$ 183,893	$ 160,903
Property rent, rate and management fee	63,664	67,944	203,512	162,401
Electricity and utilities	10,365	8,330	32,244	31,407
Depreciation	6,126	4,047	22,603	20,523
Professional and audit fee	42,754	15,064	94,759	37,245
Others	20,850	5,697	59,412	53,720
	────────	────────	────────	────────
Total	$ 203,061	$ 141,515	$ 596,423	$ 466,199
	=========	=========	=========	=========

NOTE 6 FRANCHISE ARRANGEMENTS

As of December 31 and March 31, 2013, the right to the use of brand name and trademark “Caffe Kenon” of the Company’s two operating restaurants are granted by Sizegenic Holdings Limited (“Sizegenic”) under a Franchise Arrangement entered into by the Company as the franchisee and Sizegenic as the franchisor.  The agreement commenced on February 10, 2010, with a three year term and included a right of renewal for a second three year term, which was exercised by the Company on February 10, 2013.  The annual payment is HK$40,000 (approximately $5,136), and payment of a monthly management fee of 10% of the franchisee’s net income.  Franchise fee expenses on the use of the license of the brand name and trademark “Caffe Kenon” is recorded upon the granting of the non-exclusive rights by Sizegenic as the fee is non-refundable to and non-cancellable by the Company.

In December 2013, the Company entered into a subfranchise agreement with Golden Spring Limited (the subfranchisee), in which the Company granted the subfranchisee the right to operate a restaurant at Causeway Bay, Hong Kong.  Under the terms of the franchise agreement the subfranchisee paid an initial non-refundable franchise fee of HK$100,000 (approximately US$12,850), and is obligated to pay a monthly management fee equal to 10% of its gross income.

NOTE 7 SEGMENT INFORMATION

The Company has two reportable segments that include (1) ownership of Caffe Kenon coffee shop restaurants operated in Hong Kong under the terms of a franchise agreement, and (2) granting of a subfranchise to operate one Caffe Kenon coffee shop restaurant in Hong Kong.

Each reportable segment is separately organized and focuses on different customer groups.  Each reportable segment prepares a stand-alone financial reporting package including information such as revenue, expenses, and goodwill, and the package is regularly reviewed by the Chief Executive Officer.

The following is the summary of relevant information relating to each segment reconciled to amounts on the accompanying consolidated financial statements for the three and nine months ended December 31, 2013 and 2012.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three months ended December 31, 2013 (unaudited)

	Franchise	Subfranchise	Corporate	Total

Revenue	$ 180,057	$ 3,399	$ -	$ 183,456
Depreciation and amortization	(6,126)	-	-	(6,126)

Cost of revenues and operating expenses excluding depreciation and amortization	(194,763)	-	(42,163)	(236,926)
	─────────	────────	────────	────────
Operating income/(loss)	(20,832)	3,399	(42,163)	(59,596)

Other income	1,423	-	-	1,423

Income tax expenses	-	-	-	-
	─────────	────────	────────	────────
Net income/(loss) after tax	$ (19,409)	$ 3,399	$ (42,163)	$ (58,173)
	==========	=========	=========	=========

Total assets, excluding goodwill	$ 216,759	$ 3,399	$ 13,046	$ 233,204
Goodwill	$ 311,291	$ -	$ -	$ 311,291
Capital expenditure	$ -	$ -	$ -	$ -
	==========	=========	=========	=========

Nine months ended December 31, 2013 (unaudited)

	Franchise	Subfranchise	Corporate	Total

Revenue	$ 588,096	$ 21,376	$ -	$ 609,472

Depreciation and amortization	(22,603)	-	-	(22,603)

Cost of revenues and operating expenses excluding depreciation and amortization	(608,187)	-	(93,427)	(701,614)
	─────────	────────	────────	────────
Operating income/(loss)	(42,694)	21,376	(93,427)	(114,745)

Other income	4,578	-	-	4,578

Income tax expenses	-	-	-	-
	─────────	────────	────────	────────
Net income/(loss) after tax	$ (38,116)	$ 21,376	$ (93,427)	$ (110,167)
	==========	=========	=========	=========

Total assets, excluding goodwill	$ 216,759	$ 3,399	$ 13,046	$ 233,204
Goodwill	$ 311,291	$ -	$ -	$ 311,291
Capital expenditure	$ -	$ -	$ -	$ -
	==========	=========	=========	=========

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three months ended December 31, 2012 (unaudited)

	Franchise	Subfranchise	Corporate	Total

Revenue	$ 168,735	$ -	$ -	$ 168,73

Depreciation and amortization	(4,047)	-	-	(4,047)

Cost of revenues and operating expenses excluding depreciation and amortization	(144,805)	-	(30,513)	(175,318)
	─────────	────────	────────	────────
Operating income/(loss)	19,883	-	(30,513)	(10,630)

Other income	2,490	-	-	2,490

Income tax expenses	-	-	-	-
	─────────	────────	────────	────────
Net income/(loss) after tax	$ 22,373	$ -	$ (30,513)	$ (8,140)
	==========	=========	=========	=========

Total assets, excluding goodwill	$ 536,410	$ 18,090	$ 23,134	$ 577,634
Goodwill	$ 311,291	$ -	$ -	$ 311,291
Capital expenditure	$ 1,582	$ -	$ -	$ 1,582
	==========	=========	=========	=========

Nine months ended December 31, 2012 (unaudited)

	Franchise	Subfranchise	Corporate	Total

Revenue	$ 607,554	$ -	$ -	$ 607,554

Depreciation and amortization	(20,523)	-	-	(20,523)

Cost of revenues and operating expenses excluding depreciation and amortization	(512,810)	-	(68,764)	(581,574)
	─────────	────────	────────	────────
Operating income/(loss)	74,221	-	(68,764)	5,457

Other income	5,217	-	-	5,217

Income tax expenses	-	-	-	-
	─────────	────────	────────	────────
Net income/(loss) after tax	$ 79,438	$ -	$ (68,764)	$ 10,674
	==========	=========	=========	=========

Total assets, excluding goodwill	$ 536,410	$ 18,090	$ 23,134	$ 577,634
Goodwill	$ 311,291	$ -	$ -	$ 311,291
Capital expenditure	$ 1,582	$ -	$ -	$ 1,582
	==========	=========	=========	=========

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 INCOME TAX

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

NOTE 9 OPERATING LEASE COMMITMENTS

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

As of December 31, 2013, the total future minimum lease payments under operating lease in respect of leased premises are payable as follows:

Year ending March 31,

2014 (three months)	$ 64,916
2015	170,767
2016	140,238
─────────
Total	$ 375,921
==========

NOTE 10 RELATED PARTY TRANSACTIONS

Balance with related party	December 31, 2013 (Unaudited)	March 31,2013

Payable to stockholders:
(a) Cheung Ming, stockholder	$ 474,536	$ 442,722
	==========	=========
Due from related party:
(b) Sizegenic Holdings Limited group companies ("Sizegenic group") Common stockholder, Cheung Ming	$ -	$ 52,120
	==========	=========

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

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 CERTAIN RISK AND CONCENTRATION

Credit risk

As of December 31 and March 31, 2013, substantially all of the Company’s cash included bank deposits in accounts maintained within Hong Kong, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

For the period ended December 31, 2013, the Company has significant concentration of credit risk as all the accounts receivable are solely due from one customer, which also contribute to 100% of the subfranchise income of $3,399.

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

Studio II Brands, INC.
A Florida Corporation
100%
Hippo Lace Limited
A British Virginia Islands Corporation
100%
100%
Legend Sun Limited
HK Corporation
Sino Wish Limited
HK Corporation

Current operations

Through the Company’s operating subsidiaries, Legend Sun and Sino Wish, the Company is in the business of operating coffee shop restaurants under the tradename “Caffe Kenon.”  The Company currently owns and operates two Caffé Kenon coffee shops located in Hong Kong which have been in operation since June, 2009 and March, 2010 respectively.  These shops are operated under the terms of a franchise agreement between HLL and Sizegenic Holdings Limited (“Sizegenic”), a British Virgin Islands corporation. The Company has entered into a subfranchise agreement with Golden Spring Limited (“GSL”) in December 2013, pursuant to which GSL operates a Caffe Kenon restaurant in Hong Kong, and pays the Company franchise and management fees.  Therefore, as of the fourth quarter of calendar year 2013, the Company has a total of two owned Caffe Kenon stores in Hong Kong and one subfranchised Caffe Kenon store in Hong Kong.

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

Management believes that the three Caffé Kenon coffee shops currently operating in Hong Kong (including two Company-owned shops and one shop operated as a subfranchise) are not enough in building the image and branding of Caffé Kenon, and believes that expanding the number of shops can improve the performance of the Company, enhance brand building, and ultimately provide a benefit to the Company’s stockholders.  Subsequent to period ended December 31, 2013, management is working on a potential acquisition and an opening of a new Caffé Kenon coffee shop as follows:

(1) To consider the acquisition Sizegenic Holdings Limited:

Management believes the acquisition of Sizegenic, which possesses an International Exclusive Distribution and Promotion Agreement with Café Centro Brazil Wurzburger Vittorio &C. S.a.s., an Italian corporation, can stabilize the future supply of coffee products and reduce the cost of contracting with Sizegenic which incur management expenses.

(2) Opening of a new Caffé Kenon coffee shop in Hong Kong with new operation pattern:

In February 2014, Management has secured the leasing of a shop containing approximately 1,500 feet for the opening of a new shop which would have an updated décor and which would operate differently than the existing shops.  In the new location, customers would queue at the counter for the ordering of food instead of sitting at tables and placing their orders with a waiter.

The source of fund for the above development are satisfied by the advance from Mr Cheung Ming.

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

Results for the Three Months Ended December 31, 2013 compared to Three Months Ended December 31, 2012

The following discussion regarding unaudited results of operation relates to the business operations which are carried on through our operating subsidiaries, Legend Sun and Sino Wish.  The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere in this Form.

Result of operations

Revenues

Three Months Ended December 31, 2013 compared to the Three Months Ended December 31, 2012

Revenue for the three months ended December 31, 2013, was $ 183,456 as compared to revenue of $168,735 for the three months ended December 31, 2012. The increase of $11,322, or approximately 9%, was mainly attributable to the new franchise and management fee income of $3,399, generated from its subfranchise during the period.  The other increase as compared with 2012 was mainly caused by temporary closure of one of the restaurant of Legend Sun for remodeling in 2012, which resulted in a decrease in customers in 2012.

Nine Months Ended December 31, 2013 compared to Nine Months Ended December 31, 2012

Revenue for the nine months ended December 31, 2013, was $609,472 as compared to revenue of $607,554 for the three months ended December 31, 2012. The increase of $1,918, or approximately 1%, was mainly attributable to the new franchise and management fee income of $21,376, generated from its subfranchise during the period although there were more competitors opening in the same area, which lower the food and beverage income.

Cost of Revenues

Three Months Ended December 31, 2013 compared to the Three Months Ended December 31, 2012

Cost of revenues represents finished goods including food and beverage materials and products for catering services sold by our company-owned restaurants.  Cost of revenue for the three months ended December 31, 2013 was $39,991 as compared to cost of revenue of $37,850 for the three months ended December 31, 2012.  The cost remained stable for the two periods.

Nine Months Ended December 31, 2013 compared to Nine Months Ended December 31, 2012

Cost of revenues represents finished goods including food and beverage materials and products for catering services sold by our company-owned restaurants.  Cost of revenue for the nine months ended December 31, 2013 was $127,794 as compared to cost of revenue of $135,898 for the nine months ended December 31, 2012.  The decrease of $8,104, or approximately 6%, was due to changing to a more favorable liquor supplier during the period.

Operating Expenses

Operating expenses for the Company and subsidiaries consist of the following items:

	For the three months ended December 31		For the nine months ended December 31
	2013	2012	2013 to 2012	2013	2012	2013 to 2012

Staff costs	$ 59,302	40,433	46%	$ 183,893	160,903	14%
Rent, government fee, management fee	63,664	67,944	(6%)	203,512	162,401	25%
Electricity, gas and utilities	10,365	8,330	24%	32,244	31,407	3%
Depreciation	6,126	4,047	51%	22,603	20,523	10%
Professional and audit fee	42,754	15,064	184%	94,759	37,245	154%
Others	20,850	5,697	265%	59,412	53,720	11%
	───────	────────	───────	───────	───────	───────
	$ 203,061	141,515	43%	$ 596,423	466,199	28%
	=========	=========	=========	=========	=========	=========

Three Months Ended December 31, 2013 compared to the Three Months Ended December 31, 2012

The increase of operating expenses to $203,061 for the three months ended December 31, 2013 as compared to $141,515 for the same period for 2012, which represents an increase of $61,546 or approximately 43%, was mainly due to the increase in repairs and maintenance and professional fees during the period as compared to the same period of 2012. The increase of staff costs of $18,869 or approximately 46% was mainly due to the reason of the revised statutory minimum wage rate came into force in this year.

Nine Months Ended December 31, 2013 compared to Nine Months Ended December 31, 2012

The increase of operating expenses to $596,423 for the nine months ended December 31, 2013 as compared to operating expenses of $466,199 for the same period for 2012, which represents an increase of $130,224 or approximately 28%, was for reasons similar to those mentioned above.

Net operating (loss)/income

Three Months Ended December 31, 2013 compared to the Three Months Ended December 31, 2012

As a result of the increase in operating costs, particularly the increase in professional and audit fee, there was an operating loss of $58,173 for the three months ended December 31, 2013 as compared with a loss of $8,140 for the three months ended December 31, 2012.

Nine Months Ended December 31, 2013 compared to Nine Months Ended December 31, 2012

As a result of the decrease in revenue and increase in operating costs, particularly the increase in professional and audit fee, there was an operating loss of $110,167 for the nine months ended December 31, 2013 as compared with a profit of $10,674 for the nine months ended December 31, 2012.

Impact of Inflation

Inflation and changing prices have had an effect on our business and we expect that inflation or changing prices could materially affect our business in the foreseeable future. Our management will closely monitor the price change and make efforts to maintain effective cost control in operations.

Liquidity and Capital Resources

Net cash used in operating activities for the nine months ended December 31, 2013 was $33,951.  It mainly represents cash outflow for settling daily operating expenses, the repayment of amount due from related party had compensated part of the daily operating cash outflow.

A stockholder of the Company, Cheung Ming, has paid expenses on behalf of the Company with no interest and without a fixed repayment term.  Amounts payable to the aforesaid stockholder at December 31, 2013 and March 31, 2013, were $474,536 and $442,722, respectively.  The payable is an internal source of liquidity for payment of operational expenses and to provide working capital. Possible external sources of liquidity may include loan borrowing from financial institutions or possible completion of a share exchange transaction to acquire potential and profitable businesses which can generate additional cash flow.

The Company believes that the existing cash and cash equivalents on hand together with fund provided by Cheung Ming as mentioned above, will be sufficient to meet our working capital requirements for the current level of operations and to sustain business operations at the current levels for the next twelve months.

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

As of December 31, 2013, there were no material commitments for capital expenditures for business operations.

The Company’s independent registered public accounting firm’s report of the financial statements for the year ended March 31, 2013 contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer have identified a material weakness in connection with the preparation of our consolidated financial statements as of and for the period ended December 31, 2013 and have thus concluded that our disclosure controls and procedures were not effective to provide reasonable assurance of the achievement of these objectives.  A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness and control deficiency primarily related to absence of a Chief Financial Officer with appropriate professional experience with U.S. GAAP and SEC rules and regulations.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the period ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Not Applicable.

ITEM 5.   OTHER INFORMATION.

Not Applicable.

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

Date: February 14, 2014