Form 10-K
period 2014-03-31
STUDIO II BRANDS INC
filed 2014-06-30
CIK 1081091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

[ X ] Yes   [ ] No

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

[ ] Yes

[X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00

As of June 30, 2014, the Issuer had 14,838,018 shares of common stock issued and outstanding.

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

Corporate Structure

The Chart below depicts the Company’s corporate structure as of March 31, 2014. As depicted below, Studio II Brands owns 100% of HLL and HLL owns 100% of Legend Sun and Sino Wish.

Studio II Brands, INC.
A Florida Corporation
100%
Hippo Lace Limited
A British Virginia Islands Corporation
100%
100%
Legend Sun Limited
HK Corporation
Sino Wish Limited
HK Corporation

Current Operations

Through the Company’s operating subsidiaries, Legend Sun and Sino Wish, the Company is in the business of operating coffee shop restaurants under the tradename “Caffe Kenon.”  The Company currently owns and operates two Caffé Kenon coffee shops located in Hong Kong which have been in operation since June, 2009 and March, 2010 respectively.  These shops are operated under the terms of a franchise agreement between HLL and Sizegenic Holdings Limited (“Sizegenic”), a British Virgin Islands corporation. Through HLL, the Company entered into a subfranchise agreement with Golden Spring Limited (“GSL”) in September 2013, pursuant to which GSL operates a Caffe Kenon restaurant in Hong Kong, and pays the Company franchise and management fees.  Therefore, as at year ended March 31, 2014, the Company has a total of two owned Caffe Kenon stores and one subfranchised Caffe Kenon store in Hong Kong.

Sizegenic entered into an International Exclusive Distribution and Promotion Agreement (the “Café Centro Agreement”) with Café Centro Brazil Wurzburger Vittorio & C. S.a.s., an Italian corporation (“Café Centro”) on June 26, 2009, pursuant to which Sizegenic has the exclusive right to distribute and sell coffee products supplied by Café Centro and the exclusive license to use the brand name and trademark “Caffe Kenon” in business operations for a period of ten (10) years within the region consisting of Hong Kong, Macau, Taiwan and China.  On February 10, 2010 and April 1, 2012, Sizegenic entered into franchise agreements with HLL pursuant to which HLL was granted the right to operate a Caffe Kenon restaurant at 38 Yiu Wa Street, Causeway Bay, Hong Kong and shop no. 208 and 209 of the 2nd floor of the Tai Yau Plaza shopping center in Wanchai, Hong Kong, respectively.

At its restaurants, the Company offers Italian-style espresso drinks using “Kenon” brand coffee imported from Italy.  They also serve breakfast, lunch and dinner with a moderately-priced Italian style standard menu which includes pizza, spaghetti, risotto, salads, sandwiches and desserts. In addition, Caffé Kenon Bistro serves periodic specialty meals in addition to the standard menu items. The Company seeks to establish restaurant locations in shopping and commercial areas with significant foot traffic and with easy access to underground railroad or other public transportation.  Our restaurants are designed comfortably with seating areas for customers around a counter area which includes display cases for pastries and other items and a work area where staff prepare espresso drinks.  The Company uses a modern stylish design for the interior with a flexible combination of tables and chairs designed to allow us to host various types of events and to accommodate a total of approximately 50 and 80 guests, respectively.

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

Subsequent to the end of the fiscal year, on May 28, 2014, the lease for the restaurant at 38 Yiu Wa Street, Causeway Bay, Hong Kong, expired and was not renewed by the Company,  as the proposed increase in rent would have made  the restaurant operations unprofitable.  As a result, the restaurant, which was held by Legend Sun, was closed.  After electing not to renew the lease for the restaurant at 38 Yiu Wa Street, Causeway Bay, Hong Kong, management entered into an agreement, through HLL, to acquire all of the issued and outstanding stock of Golden Spring Limited which had been operating a Caffe Kenon restaurant pursuant to the terms of a subfranchise agreement entered into with HLL in September, 2013. Upon completion of the acquisition, Golden Spring Limited will be a wholly owned subsidiary of HLL, the subfranchise agreement between HLL and Golden Spring Limited will be cancelled and the restaurant owned by Golden Spring Limited will continue operations as a Company-owned store.   Management believes that the acquisition of Golden Spring Limited is beneficial for the Company because it means that the restaurant owned by Golden Spring will continue to operate as a Company-owned store, and the customer base from the closed store can be maintained, as the newly acquired restaurant is only 2 blocks away from the location of the closed store.

Recently, our management is actively seeking business opportunities in various regions in China, including Beijing, Shanghai and Sichuan Province.  As a result of China’s economic development, accelerated urbanization process and the change of household consumption habits, people's demand for restaurant/catering services is increasingly growing.  Management believes that the Company can apply its previous experience providing restaurant/catering services in Beijing to explore business opportunities in China.  The potential plans include acting as a franchisor, operating Company-owned restaurants, and entering in to joint ventures to operate restaurants with potential business partners.

Management believes that the two Caffé Kenon coffee shops currently operating in Hong Kong are not enough in building the image and branding of Caffé Kenon, and believes that expanding the number of shops can improve the performance of the Company, enhance brand building, and ultimately provide a benefit to the Company’s stockholders.  Subsequent to period ended March 31, 2014, management is working on a potential acquisition and an opening of a new Caffé Kenon coffee shop as follows:

(1) To consider the acquisition Sizegenic Holdings Limited:

Management believes the acquisition of Sizegenic, which possesses an International Exclusive Distribution and Promotion Agreement with Café Centro Brazil Wurzburger Vittorio &C. S.a.s., an Italian corporation, can stabilize the future supply of coffee products and reduce the cost of contracting with Sizegenic which incurs management expenses.

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

The source of fund for the above development is satisfied by the advance from Mr Cheung Ming.

Facilities

The Company currently maintains a mailing address at 16/F Honest Motors Building 9-11 Leighton Road Causeway Bay, Hong Kong, which is provided to us without charge pursuant to a verbal agreement with our President, Cheung Ming.  The premises are provided to us without charge because the cost is considered to be immaterial. This property is currently under lease to Ever Lucid Limited, a Hong Kong corporation which is a subsidiary of Sizegenic, and is used for commercial purposes by Ever Lucid Limited and by other subsidiaries of Sizegenic. The lease term is from July 7, 2013 to July 6, 2015, at a monthly rental of HK$60,884 (approximately $7,825).  The Company is also using a warehouse at Room 1622, 16/F, Tuen Mun Central Square, 28 Hoi Wing Road, Tuen Mun, N.T., Hong Kong to store spare items including shop furniture and equipment.  The premises are provided by our President, Cheung Ming, and are leased to Legend Sun and Sino Wish at a monthly rental rate of HK$2,500 per each Company (approximately $320) pursuant to an agreement entered in March 2013. The agreement may be terminated by either party by giving one month written notice to other party before termination.

As of March 31, 2014, the Company leases premises at ground floor, Nam Hing Fong, 38 Yiu Wa Street, Causeway Bay, Hong Kong, and premises at shop no. 208 and 209 of the 2nd floor of the Tai Yau Plaza shopping center in Wanchai, Hong Kong for operation of the two Caffé Kenon restaurants.  The lease for the premises located at Nam Hing Fong was for a term of 5 years, commencing June 1, 2009, at a monthly rental rate of HK$52,000 for the first three years and HK$65,000 for the last two years (approximately $6,667 and $8,333 per month respectively).  The Company exercised an option to extend the term for an additional 2 years from June 1 2012 to May 31, 2014.  In addition to monthly rent, the Company is also obligated to pay a monthly management fee of HK$3,897 (approximately $500), and quarterly government fees of HK$12,600 (approximately $1,615) throughout the term of the lease.  At the time of execution of the option on the lease, the Company paid a refundable security deposit of HK$344,485 (approximately $44,278) representing 5 month’s rent and management fees.  The lease may be terminated by the landlord prior to the expiration of its term in the event the Company breaches any of the material terms and conditions of the lease agreement.  This lease expired on May 31, 2014, subsequent to the end of the fiscal year, and was not renewed by the Company.  The Caffe Kenon restaurant previously operated in this location was closed.

The Company’s other Caffé Kenon restaurant is located at shop no. 208 and 209 of the 2nd floor of the Tai Yau Plaza shopping center in Wanchai, Hong Kong. The center is part of a 24 floor office building situated at the area combining business and residential customers and just a few minutes’ walk to the underground railway station.  The lease for these premises was for an initial term of 3 years, commencing March 1, 2010, at a monthly base rental rate of HK$58,120 (approximately $7,451) for the first three years, and included an option to extend the term for an additional 3 years at current market rent to be agreed with the landlord.  On March 1, 2013, the Company exercised its option to extend the term of the lease for an additional 3 years and the parties agreed on a monthly base rental rate of HK$87,180 (approximately $11,205) for the extended term of the lease. In addition to monthly base rent, we are also obligated to pay a additional rent at 12% of the monthly gross sales of the shop in excess of the base rent of HK$87,180, monthly service charges of HK$11,624 (approximately $1,494) and quarterly government fee of HK$6,900 (approximately $886).  At the time of execution of the option on the lease, the Company paid a refundable security deposit of HK$606,624 (approximately $77,972) representing 6-months base rent, service charge and government fee.  The lease may be terminated by the landlord due in the event of a material default by the tenant as a result of failure to observe and perform its obligations of the lease.

Franchise Agreements

Pursuant to Franchise Agreements dated February 10, 2010 and April 1, 2012 between Sizegenic and HLL, the Company’s operating subsidiaries, Legend Sun and Sino Wish, were each granted the right to operate a coffee shop restaurant under the Caffe Kenon name.  The Franchise Agreement is based on the International Exclusive Distribution and Promotion Agreement (the “Café Centro Agreement”) entered by and between Café Centro Brazil Wurzburger Vittorio &C. S.a.s. “Café Centro” and Sizegenic on June 26, 2009 under which Sizegenic has the exclusive right to distribute and sell coffee products supplied by Café Centro and the exclusive license to use the brand name and trademark “Caffe Kenon” in business operations for a period of ten (10) years within the region consisting of Hong Kong, Macau, Taiwan and China.

The Franchise Agreement and the Supplementary Franchise Agreement between Sizegenic and HLL were for an initial term of three year, commencing on February 10, 2010, and included a right of renewal for a second three year term, which was exercised by HLL on February 10, 2013.  The Franchise Agreement provides for payment of an initial franchise fee of HK$40,000 (approximately $5,145) for the 1st year and HK$80,000 (approximately $10,272) for each remaining year of the term, and payment of a monthly management fee of 10% of the franchisee’s net income.  Under the terms of the franchise agreement, the franchisor has the right to approve the location, interior and exterior design, layout, furniture, fixtures, equipment, signs and decoration to be used by the franchisee, and the franchisee has the right to use the Caffé Kenon name and trademark and other associated intellectual property in the operation of its business. The franchisee is required to install and use a point of sale system designated by the franchisor and to provide sales data and financial information, including an annual financial report, to the franchisor. The franchise agreement gives the franchisor the right to automatically terminate the franchise agreement without a right to cure in certain circumstances such as insolvency of the franchisee, levy or execution against the franchisee by a creditor, or in the event the franchisee materially defaults under the terms of the franchise agreement three times within a 12 month period.

On September 16, 2013, the Company has entered into a subfranchise agreement with Golden Spring Limited (“GSL”), pursuant to which GSL was granted the right to operate a Caffe Kenon restaurant located at Tak Cheong Building, 29 Canal Road East, Causeway Bay, Hong Kong.  Under the terms of the franchise agreement the subfranchisee paid an initial franchise fee of HK$100,000 (approximately $12,850), and is obligated to pay a monthly management fee equal to 10% of its gross income.  On June 30, 2014, subsequent to the end of the fiscal year, the Company, acting through its subsidiary, HLL, entered into an agreement to acquire all of the equity of Golden Spring Limited.  The acquisition was completed on June 30, 2014.  As of that date, Golden Spring Limited became a wholly-owned subsidiary of HLL, and the subfranchise agreement between HLL and Golden Spring Limited was cancelled.  As a result of the acquisition of Golden Spring Limited by HLL, Golden Spring Limited will now operate its Caffe Kenon restaurant as a Company-owned store instead of as a subfranchise.

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

Competition

The retail food industry, in which the Company competes, is made up of supermarkets, convenience stores, coffee shops, snack bars, delicatessens and restaurants, and is intensely competitive with respect to food quality, price, service, convenience, location and concept.  The industry is often affected by changes in consumer tastes; regional or local economic conditions; currency fluctuations; demographic trends; traffic patterns; the type, number and location of competing food retailers and products; and disposable purchasing power.  In Hong Kong where the Company currently operates two restaurants and has one subfranchised restaurant it competes with a large number of coffee shops which primarily sell coffee drinks and have only a limited selection of food. These include large international franchise operations such as Starbucks, and many small shops which have only a single location or a limited number of locations.  In addition, because of the fact that it also has a full menu and offer moderately-priced meals, it also competes with numerous café’s and coffee shops which are primarily restaurants and may or may not offer espresso style coffee drinks.  Therefore, at the present time, our primary competitors vary in each location, and consist of other moderately-priced restaurants, café’s and specialty coffee shops located in the same area.

Suppliers and Raw Materials

The Company’s restaurants and franchisees purchase a substantial number of food and paper products, equipment and other restaurant supplies from a variety of third party distribution companies. The principal items purchased include food products, paper and packaging materials.  The Company purchases all coffee beans and coffee products, including the necessary equipment to make espresso drinks, from Café Centro Brazil Wurzburger Vittorio &C. S.a.s., an Italian corporation (“Café Centro”) under the terms of the International Exclusive Distribution and Promotion Agreement (the “Café Centro Agreement”) dated June 26, 2009 between Sizegenic and Café Centro. In Hong Kong, where all of our restaurants and franchisees are currently located, there are many suppliers of food and paper products, and in each location we currently purchases these items from numerous local suppliers, none of which supply a significant percentage of the supplies and raw materials it requires.

Employees

The Company currently has a total of approximately 11 full-time and 7 part time employees, including 4 management and administration personnel, and approximately 14 other employees who work in the restaurants.  The restaurant employees include chefs, barista’s who make espresso coffee drinks, and servers.

Intellectual Property

The Company has the right to use the Trademark “Caffe Kenon” in its operations pursuant to the terms of the Franchise Agreement with Sizegenic.  The Franchise Agreement for Legend Sun had an initial term of one year, which expired February 10, 2013 and has been renewed for another two years.  The Franchise Agreement for Sino Wish had an initial term of three years and an option to renew for another three years.  These two Franchise Agreements had the Company’s right to use the Trademark continues as long as they remain in effect.  In addition, the Company has proprietary recipes it has developed which it uses and which it authorizes its franchisees to use.

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

The restaurants acquired relevant restaurant license from Food and Environmental Hygiene Department of HKSAR for the provision of foods and beverages at the above-mentioned premises by compliance to the following conditions:

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

ITEM 2.

PROPERTIES.

The Company currently has no investments in real estate, real estate mortgages, or real estate securities.  As mentioned in ITEM 1 “Facilities”, the Company maintains a mailing address at 16/F Honest Motors Building, 9-11 Leighton Road, Causeway Bay, Hong Kong which is provided without charge pursuant to a verbal agreement with our President, Cheung Ming, and as of March 31, 2014, the Company also leases premises at Ground Floor Nam Hing Fong, 38 Yiu Wa Street, Causeway Bay, Hong Kong, and at shop no. 208 and 209 of the 2nd floor of Tai Yau Plaza shopping center, Wanchai, Hong Kong, for operation of our restaurants.  On May 31, 2014, subsequent to the end of the fiscal year, the lease for premises at Ground Floor Nam Hing Fong, 38 Yiu Wa Street, Causeway Bay, Hong Kong expired and was not renewed by the Company.

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

Holders.

As of March 31, 2014 there were 14,838,018 shares of common stock issued and outstanding and approximately 79 shareholders of record.

Dividends.

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended March 31, 2014 or 2013.  There are no restrictions on the common stock that limit our ability to pay dividends if declared by the Board of Directors, and the holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders.  Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes.

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

RESULTS

The following discussion regarding results of operation relates to the business operations which are carried on through our operating subsidiaries, Legend Sun and Sino Wish.  The Company believes the following information is relevant to an assessment and understanding of our results of operation and financial condition for the year ended March 31, 2014. The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere in this Form.

Our consolidated financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“US GAAP”).

All the below analysis are comparing the year ended March 31, 2014 and March 31, 2013.

Revenue

Revenue for both years ended March 31, 2014 and 2013 mainly consists of catering services income from company-owned restaurants in Hong Kong.

The increase of $3,564, or approximately 1%, is mainly due to the increase in subfranchisee income of $25,666 for the year compared with $Nil in last year.  However, the increase in competition from the opening of similar styled restaurant nearby has reduced the revenue from catering services.

Operating costs and expenses

Operating costs and expenses for the year ended Mar 31, 2014 and 2013 consist of the following:

	Twelve-Months Ended
	2014	2013	2014 compared to 2013

Food and supplies Staff costs	172,048 238,431	181,103 219,887	(9,055) 18,544
Rent, government fee, management fee	280,705	231,780	48,925
Electricity, gas and utilities	42,491	45,766	(3,275)
Depreciation	32,724	32,954	(230)
Legal and professional fee	85,170	103,111	(17,941)
Others	95,267	65,731	29,536
	─────────	─────────	─────────
	946,836	880,332	66,504
	─────────	─────────	─────────

Cost of revenue represents cost of food and beverage materials and products for catering services sold by company-owned restaurants.  The decrease in cost of revenue of $9,055 for the year ended March 31, 2014, as compared to 2013 is in line with the decrease of catering service income due to the increase in competition.

The increase of operating costs and expenses for the year ended March 31, 2014 as compared to 2013, which represents an increase of $66,504 or approximately 7.55%, is mainly due to the continuing increase in staff cost and rental cost due to inflation and keen competition.

Other income and expenses

Other income and expenses for the year ended March 31, 2014 and 2013 mainly represent the tips from customers of Company-owned restaurants.  There is no significant fluctuation for both years 2014 and 2013.

Net loss from operations

Net loss for the year ended March 31, 2014 amounting to $155,389.  While the Company’s restaurants can be operated at a near break-even level, legal and professional fee for maintenance and compliance with relevant SEC laws and regulations of the Company has made the Company suffered from loss in both years 2014 and 2013.  The result of loss and its nature remain similar as last year.

LIQUIDITY AND CAPITAL RESOURCES

A shareholder of the Company, Cheung Ming, has paid expenses on behalf of the Company in exchange for a promissory note, non-interest bearing and without fixed repayment term.  Amounts payable to the aforesaid shareholder at March 31, 2014 and 2013 were $509,519 and $442,722, respectively.

The external source of liquidity attributed to operating income, improved gross margin contribution and stable operating expenses.  No material unused sources of liquid assets.

The Company anticipates that the monthly average net cash inflow generated from our Company owned restaurants will be sufficient to meet our working capital requirements for our current level of operations and to sustain our business operations at the current levels for the next twelve months.

As of March 31, 2014 and 2013, there were no material commitments for capital expenditures for business operations.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2014 and 2013, the Company does not have any off-balance sheet arrangements.

SUBSEQUENT EVENTS

Acquisition of Golden Spring Limited.  On June 30, 2014, the Company’s wholly owned subsidiary, HLL, entered into a Stock Purchase Agreement with Golden Spring Limited and Jacou Koon, the sole shareholder of Golden Spring Limited, pursuant to which HLL agreed to acquire 100% of the issued and outstanding shares of Golden Spring Limited.  Under the terms of the Stock Purchase Agreement, the purchase price for acquisition of Golden Spring was approximately $230,000, payable through issuance of 2,300,000 shares of the Company’s common stock valued at a price of $0.10 per share.  The acquisition was completed on June 30 2014.   Prior to its acquisition by HLL, Golden Spring operated a Café Kenon restaurant as a subfranchisee of HLL.  In conjunction with the acquisition of Golden Spring by HLL, the subfranchise agreement between HLL and Golden Spring was cancelled and Golden Spring is now operating its restaurant as a company-owned store.

Conversion of Amount Payable to Shareholder.  As of March 31, 2014, the Company had an outstanding amount due and payable to its shareholder, Cheung Ming, of $509,519, which mainly represented amounts advanced by Cheung Ming for payment on behalf of the Company of legal and professional expenses.  These advances by Cheung Ming were unsecured, non-interest bearing and without fixed repayment term. On May 26, 2014, the Board of Directors approved payment in full of the outstanding balance of this amount due and payable to its shareholder, through issuance to Cheung Ming of 5,095,190 shares of the

Company’s common stock at a price of $0.10 per share. The issuance price of $0.10 per share was established by mutual agreement of Cheung Ming and the Company’s Board of Directors, and does not bear any relationship to the assets, book value or net worth of the Company.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of March 31, 2014 and 2013 begins on page F-1 of this annual report.

STUDIO II BRANDS, INC. AND SUBSIDIARIES
AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED MARCH 31, 2014

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of March 31, 2014 and 2013	F-2

Consolidated Statements of Operations
for the years ended March 31, 2014 and 2013	F-3

Consolidated Statements of Stockholder’s Equity
for the years ended March 31, 2014 and 2013	F-4

Consolidated Statements of Cash Flows
for the years ended March 31, 2014 and 2013	F-5

Notes to the Consolidated Financial Statements	F-6-F-15

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

STUDIO II BRANDS, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Studio II Brands Inc. and subsidiaries (the “Company”) as of March 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2014. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Studio II Brands Inc. and subsidiaries as of March 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

UHY VOCATION HK CPA LIMITED

Certified Public Accountants

Hong Kong, the People’s Republic of China, June 30, 2014

STUDIO II BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	March 31, 2013

ASSETS
Current assets
Cash	$ 19,837	$ 22,705
Other receivables	7,624	-
Due from related party	-	52,120
Inventories	4,706	6,010
	───────	───────
Total current assets	32,167	80,835
	───────	───────

Property and equipment, net	57,691	90,415
Security deposits	135,769	135,226
Goodwill	311,291	311,291
Tax recoverable	1,129	4,751
	───────	───────
Total assets	$ 538,047	$ 622,518
	========	========

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$ 151,149	$ 147,028
	───────	───────
Total current liabilities	151,149	147,028

Payable to stockholder	509,519	442,722
	───────	───────
Total liabilities	660,668	589,750
	───────	───────

COMMITMENS AND CONTINGENCIES
EQUITY
Common stock, 100,000,000 shares authorized with par value $0.001; 14,838,018 shares issued and outstanding as of March 31, 2014 and 2013	14,838	14,838
Additional paid-in capital	446,935	446,935
Accumulated deficit	(584,394)	(429,005)
	───────	───────
Total equity	(122,621)	32,768
	───────	───────
TOTAL LIABILITIES AND EQUITY	$ 538,047	$ 622,518
	========	========

See accompanying notes to consolidated financial statements

STUDIO II BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended March 31, 2014	Year ended March 31, 2013

Revenue
Food and beverage income	$ 760,180	$ 782,282
Franchise and management fee income	25,666	-
	────────	────────
	785,846	782,282

Operating costs and expenses
Food and supplies	172,048	181,103
Payroll and employee benefits	238,431	219,887
Rental expenses	280,705	231,780
Selling, general and administrative expenses	255,652	247,562
Other operating (income)/expense, net	(5,601)	(6,973)
	────────	────────
	941,235	873,359
	────────	────────
Net loss before income taxes	(155,389)	(91,077)
Income tax benefit/(expenses)	-	1,258
	────────	────────
Net loss	$ (155,389)	$ (89,819)
	────────	────────
Basic and fully diluted loss per common share	$ 0.01	$ 0.01
	========	=========

Weighted average shares outstanding	14,838,018	14,838,018
	=========	=========

See accompanying notes to consolidated financial statements

STUDIO II BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

FOR THE YEAR ENDED MARCH 31, 2014

	Common Stock, Par value of $0.001		Additional	Accumulated
	Number	Amount	paid-in capital	deficit	Total Equity

Balance as of April 1, 2012	14,838,018	14,838	446,935	(339,186)	122,587
Net loss for the year	-	-	-	(89,819)	(89,819)
	────────	────────	────────	─────────	─────────
Balance as of March 31, 2013	14,838,018	$ 14,838	$ 446,935	$ (429,005)	$ 32,768
Net loss for the year	-	-	-	(155,389)	(155,389)
	─────────	────────	────────	────────	─────────
Balance as of March 31, 2014	14,838,018	$ 14,838	$ 446,935	$ (584,394)	$ (122,621)
	==========	=========	=========	=========	=========

See accompanying notes to consolidated financial statements

STUDIO II BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31, 2014	Year ended March 31, 2013
Cash flows from operating activities
Net loss	$ (155,389)	$ (89,819)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	32,724	32,954
Changes in operating assets and liabilities:
Other receivables	(7,624)	-
Inventories	1,304	(2,060)
Due from related parties	52,120	268,676
Security deposit	(543)	(29,712)
Accounts payable and accrued expenses	4,121	37,806
Income tax payable	3,622	(8,823)
Due to related parties	-	(26,072)
Payable to stockholder	66,797	(184,572)
Net cash (used in) operating activities	(2,868)	(1,622)
Cash flow from investing activities
Purchase of plant and machinery	-	(1,585)
Net cash (used in) investing activities	-	(1,585)
Net change in cash	(2,868)	(3,207)
Cash
Beginning of year	22,705	25,912
End of year	19,837	22,705
	===========	============

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

NOTE 2 GOING CONCERN AND MANAGEMENT’S PLANS

The Company’s independent registered public accounting firm’s report of the consolidated financial statements for the years ended March 31, 2014 and 2013 contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

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

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b)

Principles of consolidation

The audited consolidated financial statements as of March 31, 2014 and 2013 include the Company and its wholly-owned subsidiaries, HLL, Legend Sun and Sino Wish.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

	March 31, 2014	March 31, 2013

Period end HK$:US$ exchange rate	$ 7.7567	$ 7.7742
Average twelve-months ended HK$:US$ exchange rate	$ 7.7586	$ 7.7769

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

Computer equipment: 10%, per annum

Leasehold improvements: over the lease term or useful life

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

(i)

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in an acquisition.  Accounting Standards Codification (“ASC”)-350-30-50 “Goodwill and Other Intangible Assets” requires the testing of goodwill and indefinite-lived intangible assets for impairment at least annually.  The Company tests goodwill for impairment in the fourth quarter each year.  Goodwill impairment is computed using the expected present value of associated future cash flows.  There was no impairment of goodwill as of March 31, 2014.

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

Based on the Company’s assessment, there were no events or changes in circumstances that would indicate any impairment of long-lived assets as of March 31, 2014.

(k)

Accounts payable and accrued expenses consist of the following:

	March 31, 2014	March 31, 2013

Accounts payable	$ 27,969	$ 26,145
Payroll and rental expenses	80,107	72,903
Other operating expenses	43,073	47,980
	────────	────────
	$ 151,149	$ 147,028
	=========	=========

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

There was no asset or liability measured at fair value on a non-recurring basis as of March 31, 2014.

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

The Company follows a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

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

As of March 31, 2014, the Company's management has evaluated all such proceedings and claims. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

(s)

Recent accounting pronouncements

In July 2013, the FASB issued ASU No. 2013-11, which amends the guidance in ASC 740, Income Taxes. ASU No. 2013-11 requires that an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. The amended guidance is to be applied prospectively and is effective for reporting periods (interim and annual) beginning after December 15, 2013. The implementation of the amended guidance is not expected to have a material impact on our consolidated financial position or results of operations.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment of the Company consist primarily of restaurant facilities and equipment owned and operated by the Company's wholly owned subsidiaries. Property and equipment as of March 31, 2014 and 2013 are summarized as follows:

	March 31, 2014	March 31, 2013

Furniture & equipment	$ 76,644	$ 76,644
Leasehold improvement	113,150	113,150
Computer equipment	14,703	14,703
	────────	────────
Total	204,497	204,497
Accumulated depreciation and amortization	(146,806)	(114,082)
	────────	────────
Balance as at year end	$ 57,691	$ 90,415
	=========	=========

Depreciation and amortization expense for the years ended March 31, 2014 and 2013 were $32,724 and $32,954, respectively.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 SECURITY DEPOSITS

Security deposits mainly consist of five months rental and management fee security deposits, electricity and water meter deposits for company owned restaurant, and was recorded by the time of payment. Security and deposits as of March 31, 2014 and 2013 are summarized as follows:

	March 31, 2014	March 31, 2013

Rental and management fee security deposit	$ 120,839	$ 120,355
Electricity, water and gas deposit	11,087	10,914
Food supplies deposit	-	2,953
Other deposit	3,843	1,004
	────────	────────
	$ 135,769	$ 135,226
	=========	=========

NOTE 6 OPERATING COST AND EXPENSES

Operating cost and expenses consist of the following for the years ended March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013

Food and supplies	$ 172,048	$ 181,103
Staff costs	238,431	219,887
Property rent, rate and management fee	280,705	231,780
Electricity and utilities	42,491	45,766
Depreciation	32,724	32,954
Professional and audit fee	85,170	103,111
Others	95,267	65,731
	────────	────────
Total	$ 946,836	$ 880,332
	=========	=========

NOTE 7 FRANCHISE ARRANGEMENTS

Franchise arrangements are pursuant to franchise agreements entered by the Company as the franchisee and Sizegenic Holdings Limited as the franchisor, including payment to Sizegenic of franchise fee payable on anniversary basis and monthly management fee base upon a percent of franchisees’ net income after tax throughout the term of franchise.  Under this arrangement, two franchise agreements are entered in February 2010 and April 2012, in which the Company is granted the right to operate café bistro using the brand name “Caffe Kenon” for a term of 3 years.  Franchise fee expenses on the use of the license of the brand name and trademark “Caffe Kenon” is recorded upon the granting of the non-exclusive rights by Sizegenic as the fee is non-refundable to and non-cancellable by the Company.

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

The franchise annual fee paid to Sizegenic for the Company-owned restaurants for the year 2014 was $6,400.

NOTE 8 SEGMENT INFORMATION

The Company has two reportable segments that include (1) ownership of Caffe Kenon coffee shop restaurants operated in Hong Kong under the terms of a franchise agreement, and (2) granting of a subfranchise to operate one Caffe Kenon coffee shop restaurant in Hong Kong.  The Company reports only one geographical area for both 2014 and 2013.  All the long lived assets of the Company are located in Hong Kong.

Each reportable segment is separately organized and focuses on different customer groups of consumers and subfranchisees.  Each reportable segment prepares a stand-alone set of financial reporting package including information such as revenue, expenses, and goodwill, and the package is regularly reviewed by the Chief Executive Officer.

The following is the summary of relevant information relating to each segment reconciled to amounts on the accompanying consolidated financial statements for the years ended March 31, 2014 and 2013.

Year ended March 31, 2014

	Franchise	Subfranchise	Corporate	Total

Revenue	$ 760,180	$ 25,666	$ -	$ 785,846

Depreciation and amortization	(32,724)	-	-	(32,724)

Operating costs and expenses excluding depreciation and amortization	(824,499)	-	(89,613)	(914,112)
	─────────	────────	────────	────────
Operating income/(loss)	(97,043)	25,666	(89,613)	(160,990)

Other income	5,601	-	-	5,601
	─────────	────────	────────	────────
Total other income (net)	5,601	-	-	5,601

Income tax expenses	-	-	-	-
	─────────	────────	────────	────────
Net (loss)/income after tax	$ (91,442)	$ 25,666	$ (89,613)	$ (155,389)
	==========	=========	=========	=========
Total assets, excluding goodwill	$ 213,267	$ 7,624	$ 5,865	$ 226,756
Goodwill	$ 311,291	$ -	$ -	$ 311,291
Capital expenditure	$ -	$ -	$ -	$ -
	==========	=========	=========	=========

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended March 31, 2013

	Franchise	Subfranchise	Corporate	Total

Revenue	$ 782,282	$ -	$ -	$ 782,282

Depreciation and amortization	(32,954)	-	-	(32,954)

Operating costs and expenses excluding depreciation and amortization	(748,044)	-	(99,334)	(847,378)
	─────────	────────	────────	────────
Operating income/(loss)	1,284	-	(99,334)	(98,050)

Other income	6,973	-	-	6,973
	─────────	────────	────────	────────
Total other income (net)	6,973	-	-	6,973
Income tax expenses	1,258	-	-	1,258
	─────────	────────	────────	────────
Net income/(loss) after tax	$ 9,515	$ -	$ (99,334)	$ (89,819)
	==========	=========	=========	=========
Total assets, excluding goodwill	$ 255,406	$ -	$ 55,821	$ 311,227
Goodwill	$ 311,291	$ -	$ -	$ 311,291
Capital expenditure	$ 1,585	$ -	$ -	$ 1,585
	==========	=========	=========	=========

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

A reconciliation of the expected income tax expense (based on HK income tax rate) to the actual income tax expense is as follows:

	Year ended March 31, 2014	Year ended March 31, 2013

Loss before tax	$ (155,389)	$ (91,077)
HK income tax rate	16.5%	16.5%
Expected income tax credit calculated at HK income tax rate	(25,639)	(15,028)
Corporate expenses not deductible for tax purposes	14,787	16,390
Overprovision in previous year	-	(1,542)
Tax exemption	-	(844)
Temporary difference not recognized		2,282
Tax loss carryforwards	10,852	-
Less: valuation allowance	(10,852)	-
	────────	────────
Total	$ -	$ 1,258
	=========	=========

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's income tax provision in respect of operations in Hong Kong is calculated at the applicable tax rates on the estimated assessable profits for the year based on existing legislation, interpretations and practices in respect thereof. The standard tax rate applicable to the Company was 16.5%.

Realization of the Company’s net deferred tax assets is dependent upon the Company’s ability to generate future taxable income in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and net operating loss carryforwards. The valuation allowance increased during the years ended March 31, 2014 was primarily related to increases in net operating loss carryovers, which the Company does not expect to realize.

NOTE 10 OPERATING LEASE COMMITMENTS

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

As of March 31, 2014, the total future minimum lease payments under operating lease in respect of leased premises are payable as follows:

Year ended March 31,

2015	$ 151,632
2016	123,633
─────────
Total	$ 275,265
==========

NOTE 11 RELATED PARTY TRANSACTIONS

Balance with related party	March 31, 2014	March 31, 2013
Payable to stockholders:
(a) Cheung Ming, stockholder	$ 509,519	$ 442,722
	==========	==========

Due from related party:
(b) Sizegenic Holdings Limited group companies ("Sizegenic group") Common stockholder, Cheung Ming	$ -	$ 52,120
	==========	==========

(a) The payables to Cheung Ming mainly represent payment by Cheung Ming on behalf of the Company for primarily the legal and professional expenses.  This advance is unsecured, non-interest bearing and without fixed repayment term.

(b) The amount receivable from Sizegenic group represents cash advance to Sizegenic Holdings Limited and its group companies for operation need.  These advances are unsecured, non-interest bearing.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 CERTAIN RISK AND CONCENTRATION

Credit risk

As of March 31, 2014 and March 31, 2013, substantially all of the Company’s cash included bank deposits in accounts maintained within Hong Kong, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

There were no significant customers or vendors which accounts for 10% or more of the Company’s revenues or purchases during the periods presented.

NOTE 13 SUBSEQUENT EVENTS

Legend Sun’s lease agreement with landlord was expired on May 31, 2014 and the Company did not renew the contract.  As a result, the restaurant located at Nam Hing Fong, 38 Yiu Wa Street, Causeway Bay, Hong Kong was closed down and May 28, 2014 was the last business day.

To enable the Company to maintain two operating restaurants, on June 30, 2014, Hippo Lace entered into a Stock Purchase Agreement with Golden Spring Limited and Jacou Koon, the sole shareholder of Golden Spring Limited, pursuant to which HLL agreed to acquire 100% of the issued and outstanding shares of Golden Spring Limited. Under the terms of the Stock Purchase Agreement, the purchase price for acquisition of Golden Spring was approximately $230,000, payable through issuance of 2,300,000 shares of the Company’s common stock. The acquisition was completed on June 30, 2014. Golden Spring previously operated as a subfranchisee restaurant as discussed in Note 9 – Franchise arrangement.  In conjunction with the acquisition of Golden Spring by HLL, the subfranchise agreement with Golden Spring was cancelled and Golden Spring is continuing operation of its restaurant as a company-owned store.

As discussed in Note 12 – Related Party Transactions, as of March 31, 2014, the Company had an outstanding amount due and payable to its shareholder, Cheung Ming, of $509,519, which mainly represented amounts paid by Cheung Ming on behalf of the Company for legal and professional expenses.  Advances made by Cheung Ming were unsecured, non-interest bearing and without fixed repayment term. On May 26, 2014, the Board of Directors approved payment in full of the outstanding balance of this amount due and payable to its shareholder, through issuance to Cheung Ming of 5,095,190 shares of the Company’s common stock at a price of $0.10 per share. The issuance price of $0.10 per share was established by mutual agreement of Cheung Ming and the Company’s Board of Directors, and does not bear any relationship to the assets, book value or net worth of the Company.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean the company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our President and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our President and Chief Financial Officer have identified a material weakness in connection with the preparation of our consolidated financial statements as of and for the years ended March 31, 2014 and 2013 have thus concluded that our disclosure controls and procedures were not effective to provide reasonable assurance of the achievement of these objectives.  A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness and control deficiency primarily related to absence of a Chief Financial Officer with appropriate professional experience with U.S. GAAP and SEC rules and regulations.

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

With the participation of the President and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2014 based upon the framework in Internal Control –Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, and due to the identified material weakness and internal control deficiency as discussed above, our management has concluded that, as of March 31, 2014, the Company's internal control over financial reporting was not effective.

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

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

As of March 31, 2014, the directors and executive officers serving the Company were as follows:

Name	Age	Position
Cheung Ming	54	President and Chairman
Cheung Sing	51	Director and Vice Chairman
Chan Tak Hing	63	Director

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

Biographical Information

Cheung Ming - Mr. Cheung Ming is 54 years old.  Mr. Cheung Ming has served as President and as a Director of the Company since April 13, 2012, and has served as Chief Financial Officer since September 21, 2012.  In addition to his work with the Company, Mr. Cheung Ming also serves as the Chief Executive Officer of Hengli & Liqi Furniture Limited, a Hong Kong corporation that specializes in furniture production from early 2006 to the present.  As President of the Company, Mr. Cheung Ming was responsible for the overall business development of the Company.  Mr. Cheung Ming was appointed as a director because he has extensive business management experience, including 27 years of experience in the area of retail business in China, Hong Kong and Taiwan.

Cheung Sing – Mr. Cheung Sing is 51 years old.  Mr. Cheung Sing has served as a Director of the Company since April, 2008, and as Vice Chairman of the Board of Directors since November, 2010. On May 16, 2011, Cheung Sing was appointed as President, Chief Executive Officer and Chairman of the Board of Directors.  On February 17, 2012, Cheung Sing resigned from the position as Chief Executive Officer of the Company, and Chairman of the Board of Directors.  On April 13, 2012, Cheung Sing resigned from the position as President of the Company.  In addition to his work with the Company, from July, 1999, to the present, Mr. Cheung Sing, has been the Vice President of Hengli & Liqi Furniture Limited which is located in Hong Kong and is in the business of manufacturing indoor furniture.  As Vice President of Hengli & Liqi, Mr. Cheung Sing is responsible for product developments, sales presentation, order executions and customer relations.  From June 2000 to December 2002, Mr. Cheung Sing served as the Director of Operations of China Merchandise Company Limited (CMCL) which is located in Ningbo, China and is in the business of manufacturing outdoor furniture.  As Director of Operations of CMCL, Mr. Cheung Sing was responsible for marketing and sales, order executions and the administration of the office in Ningbo.  Mr. Cheung Sing was appointed as a director because he has extensive management experience in various business areas including manufacturing, product development, sales and marketing in both Hong Kong and China.

Chan Tak Hing – Mr. Chan is 63 years old and since November, 2010 has served as a Director of the Company.  From September, 2009, to the present, he has served as Executive Chef of Ever Lucid, Ltd., and responsible for the management of kitchen operations.  Mr. Chan was a Chef of a Chinese restaurant from mid-year of 1996 to 1999 and looked after his grandchildren until August, 2009.  Mr. Chan has 30 years experiences of Chinese and Western style cuisine and kitchen management.  Prior to joining the Company, Mr. Chan served various styles of Chinese and Western restaurants included Chinese traditional style and hotpot restaurants, western style bistros and restaurants.  Mr. Chan was appointed as a director because of his extensive experience in food preparation and kitchen management.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, the Company believes that, as of March 31, 2014, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied.

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

ITEM 11.

EXECUTIVE COMPENSATION.

No plan or non-plan compensation has been awarded to, earned by, or paid to any director or executive officer of the Company during the fiscal years ended March 31, 2014 and 2013.  There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan as a result of the acquisition of HHL through completion of stock exchange, although it anticipates that it eventually will compensate our officers and directors for services with stock or options to purchase stock, in lieu of cash.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth, as of March 31, 2014, the ownership of each executive officer and director of the Registrant, and of all executive officers and directors of the Registrant as a group, and each person known by the Registrant to be a beneficial owner of 5% or more of its common stock. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Registrant except as may be otherwise noted.

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

(1)

The person listed was an officer, a director, or both, of the Company as of March 31, 2014.

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

The Company had amount payable to shareholder of $509,519 and $442,722 as of March 31, 2014 and 2013 respectively.  These amounts are payable to Cheung Ming, who is the President and a Director of the Company, and who is holder of 5,023,000 shares, or approximately 33.85% of the Company’s issued and outstanding common stock. The amounts due to shareholder mainly represent amounts advanced by Cheung Ming for payment of legal and professional fees on the Company’s behalf. The payable is unsecured, non-interest bearing and has no fixed repayment term. On May 26, 2014, subsequent to the end of the fiscal year, the Board of Directors approved payment in full of the outstanding balance of this amount due and payable to its shareholder as of March 31, 2014, through issuance to Cheung Ming of 5,095,190 shares of the Company’s common stock at a price of $0.10 per share. The issuance price of $0.10 per share was established by mutual agreement of Cheung Ming and the Company’s Board of Directors, and does not bear any relationship to the assets, book value or net worth of the Company.

The law firm of Frascona, Joiner, Goodman and Greenstein, P.C., has billed the Company $25,000 and $26,191 for legal fees for the fiscal year ended March 31, 2014, and March 31, 2013, respectively.  Gary Joiner, who is a shareholder of the Company, is also a shareholder, officer and director, of Frascona, Joiner, Goodman and Greenstein, P.C., a law firm which provides legal services to the Company.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by UHY Vocation HK CPA Limited for audit of the Company’s financial statements for the fiscal year ended March 31, 2014 were $26,000.

Audit Related Fees

(2)

UHY Vocation HK CPA Limited billed the Company $30,000 for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal year ended March 31, 2014.

Tax Fees

(3)

The aggregate fees billed by UHY Vocation HK CPA Limited for tax compliance, advice and planning were $Nil for the fiscal year ended March 31, 2014.

All Other Fees

(4)

The aggregate fees billed by UHY Vocation HK CPA Limited for services other than the foregoing were $Nil during the fiscal year ended March 31, 2014.

Audit Committee Pre-approval Policies and Procedures

(5)

Studio II Brands, Inc., a blind pool reporting company which is not yet publicly traded, does not have an audit committee per se. The current board of directors functions as the audit committee.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Audited Financial Statements for Fiscal Year Ended March 31, 2014.

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

Date: June 30, 2014

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Cheung Ming

Cheung Ming, President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and Director

Date: June 30, 2014

By:  /S/ Cheung Sing

Cheung Sing, Director

Date:  June 30, 2014

By:  /S/ Chan Tak Hing

Chan Tak Hing, Director

Date: June 30, 2014