Form 10-Q
period 2014-06-30
STUDIO II BRANDS INC
filed 2014-08-14
CIK 1081091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

[ ] Yes

[X] No

As of August 14, 2014, the Issuer had 22,233,208 shares of common stock issued and outstanding.

QUARTERLY REPORT ON FORM 10-Q

OF STUDIO II BRANDS, INC.

FOR THE PERIOD ENDED JUNE 30, 2014

TABLE OF CONTENTS

PART I

-

FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18

PART II

-

OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Removed and Reserved	19
Item 5.	Other Information	19
Item 6.	Exhibits	19
Signatures		19

PART I-FINANCIAL INFORMATION

ITEM 1.

   FINANCIAL STATEMENTS.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2014 (Unaudited)	March 31, 2014

ASSETS
Current assets
Cash	$ 22,410	$ 19,837
Other receivables	6,252	7,624
Inventories	5,562	4,706
	───────	───────
Total current assets	34,224	32,167
	───────	───────

Property and equipment, net	97,974	57,691
Security deposits	117,277	135,769
Goodwill	387,675	311,291
Tax recoverable	1,130	1,129
	───────	───────
Total assets	$ 638,280	$ 538,047
	========	========

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 129,704	$ 151,149
	───────	───────
Total current liabilities	129,704	151,149

Payable to stockholder	10,405	509,519
	───────	───────
Total liabilities	140,109	660,668
	───────	───────

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY
Common stock, 100,000,000 shares authorized with par value $0.001; 22,233,208 shares issued and outstanding as of June 30, 2014 and 14,838,018 as of March 31, 2014	22,233	14,838
Additional paid-in capital	1,179,059	446,935
Accumulated deficit	(703,121)	(584,394)
	───────	───────
Total stockholder’s equity	498,171	(122,621)
	───────	───────
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 638,280	$ 538,047
	========	========

See accompanying notes to consolidated financial statements (unaudited)

STUDIO II BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three-months ended June 30, 2014	For the three-months ended June 30, 2013

Revenue
Food and beverage income	$ 161,037	$ 192,820
Franchise and management fee income	3,293	-
	────────	────────
Operating costs and expenses	164,330	192,820

Food and supplies	40,579	40,788
Payroll and employee benefits	50,348	60,645
Rental expenses	60,699	70,386
Fixed assets written off	30,300	-
Impairment on goodwill	54,244	-
Selling, general and administrative expenses	47,813	63,720
Other operating (income)/expense, net	(926)	-
	────────	────────
	283,057	235,539
	────────	────────
Net loss before income tax	(118,727)	(41,324)
Income tax expenses	-	-
	────────	────────
Net loss	(118,727)	(41,324)
	────────	────────
Basic and fully diluted loss per common share	$ -	$ -
	=========	=========

WEIGHTED AVERAGE SHARES OUTSTANDING	16,536,141	14,838,018
	=========	=========

See accompanying notes to consolidated financial statements (unaudited)

STUDIO II BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

	Common Stock, Par value of $0.001		Additional	Accumulated	Total stockholder's
	Number	Amount	paid-in capital	Deficit	equity
Balance as of March 31, 2014	14,838,018	$ 14,838	$ 446,935	$ (584,394)	$ (122,621)

Issue of shares upon conversion of stockholder’s loan	5,095,190	5,095	504,424	- -	509,519

Issue of shares for acquisition of a subsidiary	2,300,000	2,300	227,700	-	230,000

Net loss for the period	-	-	-	(118,727)	(118,727)
	─────────	────────	────────	────────	─────────
Balance as of June 30, 2014	22,233,208	$ 22,233	$ 1,179,059	$ (703,121)	$ 498,171
	==========	=========	=========	=========	=========

See accompanying notes to consolidated financial statements (unaudited)

STUDIO II BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended June 30, 2014	Three months ended June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations	$ (118,727)	$ (41,324)
Adjustments to reconcile net loss to net cash (used in)/generated from operating activities:
Depreciation	6,227	8,266
Fixed assets written off	28,851	-
Impairment of goodwill	54,244	-
Changes in operating assets and liabilities:
Due from related party	-	52,120
Other receivables	1,372	-
Inventories	1,737	349
Security deposits	50,725	-
Account payables and accrued expenses	(36,338)	5,096
Due to related party	-	16,653
	────────	────────
NET CASH (USED IN)/GENERATED FROM OPERATING ACTIVITIES	(11,909)	41,160
	────────	────────
CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired from acquisition of a subsidiary	4,077	-
	────────	────────
NET CASH GENERATED FROM INVESTING ACTIVITIES	4,077	-
	────────	────────
CASH FLOWS FROM FINANCING ACTIVITIES
Advance from/(to) stockholder	10,405	(63,779)
	────────	────────
NET CASH GENERATED FROM / (USED IN) FINANCING ACTIVITIES	10,405	(63,779)
	────────	────────
NET INCREASE/(DECREASE) IN CASH	2,573	(22,619)
Beginning of period	19,837	22,705
	────────	────────
End of period	$ 22,410	$ 86
	=========	=========

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
	=========	=========

Supplemental cash flow information regarding the Company’s acquisitions in 2014 is as follows:

(a) Issuance of common shares for acquisition of a subsidiary:

2014
Fair value of assets acquired	$110,190
Less liabilities assumed	(14,895)
Net assets acquired	95,295
Less shares issued	(230,000)
Add cash acquired	4,077
Value of excess of purchase price allocated to goodwill	$130,628

(b) Conversion of stockholder’s loan into common shares	$509,519

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

On March 29, 2012, the Company through its subsidiary HLL entered into and consummated a stock purchase agreement with Sino Wish Limited (“Sino Wish”) and Ms Vivian Choi (“Vivian”), the sole stockholder of Sino Wish to (i) acquire Vivian’s 100% interests of Sino Wish which is incorporated and domiciled in Hong Kong as a Company’s franchisee to operate Caffé Kenon restaurant at Tai Yau Plaza, Hong Kong, and (ii) repay the stockholder’s loan from Vivian to HLL. The purchase price for the acquisition of Sino Wish amounted to $280,000, and was determined through arm’s length negotiation.  A total of $191,002 was paid through issuance to the seller of a total of 2,938,742 shares of common stock of the Company valued at $0.065 per share.  Such shares are restricted securities as defined in Rule 144 under the Securities Act of 1933.  The balance of the purchase price in the amount of $88,998 is payable through the assumption of the outstanding balance of a stockholder loan owed by Sino Wish to the seller. The stockholder loan assumed by HLL is due and payable, without interest, in four equal quarterly installments, the loan of $88,998 had been fully repaid as of March 31, 2013.

On June 30, 2014, through HLL, the Company completed the acquisition of Golden Spring Limited (“Golden Spring”), a Hong Kong corporation, by purchasing all of the issued and outstanding shares of Golden Spring. Prior to its acquisition, Golden Spring was a subfranchisee of HLL, operating a Caffe Kenon restaurant in Hong Kong under the terms of a subfranchise agreement dated September, 2013. The operations of the Caffé Kenon coffee shop owned by Golden Spring are similar to the operations of the Caffé Kenon coffee shop currently operated by HLL in Hong Kong. Both restaurants serve Italian-style espresso drinks using “Kenon” brand coffee imported from Italy, as well as breakfast, lunch, and dinner with a moderately-priced Italian style standard menu which includes pizza, spaghetti, risotto, salads, sandwiches and desserts. As a result of the acquisition of Golden Spring by HLL, the subfranchise agreement between HLL and Golden Spring was cancelled. Golden Spring now continues its operation of Caffe Kenon restaurant as a company-owned store. The purchase price for the acquisition of Golden Spring was a total of $230,000, which was paid through issuance to the seller of a total of 2,300,000 shares of common stock of the Registrant valued at $0.10 per share. Such shares are restricted securities as defined in Rule 144 under the Securities Act of 1933.

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

(b)

Principles of consolidation

The audited consolidated financial statements as of March 31, 2014 and 2013 include the Company and its wholly-owned subsidiaries, HLL, Legend Sun, Sino Wish and Golden Spring.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

In accordance with FASB ASC 350, we perform goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

As of June 30, 2014, we performed our annual goodwill impairment test and estimated the fair value of each of our reporting units based on the income approach (also known as the discounted cash flow (“DCF”) method, which utilizes the present value of cash flows to estimate fair value).  As one of our owned restaurants operated by Legend Sun was closed on May 28, 2014, there were no future cash flows for this reporting unit.  As a result, there was impairment of goodwill of $54,244 for June 30 and $Nil for March 31, 2014.

(e)

Impairment of long-lived assets

Long-lived assets are comprised of property and equipment. Pursuant to the provisions of ASC360-10, “Property, plant and equipment”, long-lived assets to be held and used are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable by comparing the undiscounted cash flows associated with the assets to their carrying amounts. If such a review indicates an impairment, the carrying amount would be reduced to fair value.  Based on the Company’s assessment, there were no events or changes in circumstances that would indicate any impairment of long-lived assets as of June 30 and March 31, 2014.

As one of our owned restaurants operated by Legend Sun was closed on May 28, 2014, the related fixed assets were disposed of and result in a loss on write off of fixed assets of $28,851 for June 30, 2014.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(f)

Accounts payable and accrued expenses consist of the following:

	June 30, 2014 (Unaudited)	March 31, 2014

Accounts payable	$ 42,223	$ 27,969
Payroll and rental expenses	45,034	80,107
Other operating expenses	42,447	43,073
	────────	────────
	$ 129,704	$ 151,149
	=========	=========

(g)

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

(h)

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

(i)

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

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(j)

Segment information

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s operating segments. Management, including the chief operating decision maker, reviews operating results solely by monthly revenue and operating results of the three operating subsidiaries in Hong Kong. As such, management has determined that the three subsidiaries are the Company’s only operating segment. As the Company’s operations and customers are principally all located in Hong Kong, no geographic information has been presented.

(k)

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

As of June 30 and March 31, 2014, the Company's management has evaluated all such proceedings and claims. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

(l)

Recent accounting pronouncements

There is no recently issued accounting pronouncements adopted by the Company.  Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 4 BUSINESS ACQUISITION

On June 30, 2014, through HLL, the Company completed the acquisition of Golden Spring Limited (“Golden Spring”), a Hong Kong corporation, by purchasing all of the issued and outstanding shares of Golden Spring. Prior to its acquisition by the Registrant, Golden Spring was a subfranchisee of HLL, operating a Caffe Kenon restaurant in Hong Kong under the terms of a subfranchise agreement dated September, 2013. The operations of the Caffé Kenon coffee shop owned by Golden Spring are similar to the operations of the Caffé Kenon coffee shop currently operated by HLL in Hong Kong. Both restaurants serve Italian-style espresso drinks using “Kenon” brand coffee imported from Italy, as well as breakfast, lunch, and dinner with a moderately-priced Italian style standard menu which includes pizza, spaghetti, risotto, salads, sandwiches and desserts. As a result of the acquisition of Golden Spring by HLL, the subfranchise agreement between HLL and Golden Spring was cancelled. Golden Spring now continues its operation of Caffe Kenon restaurant as a company-owned store.

The purchase price for the acquisition of Golden Spring was a total of $230,000, which was paid through issuance to the seller of a total of 2,300,000 shares of common stock of the Registrant valued at $0.10 per share. Such shares are restricted securities as defined in Rule 144 under the Securities Act of 1933.  As a result of the issuance of common stock under the Stock Purchase Agreement, the Company has a total of 22,233,208 shares of its common stock issued and outstanding, of which 19,933,208 shares, or approximately 89.65%, are owned by previously existing shareholders of the Company, with the balance of 2,300,000 shares, or approximately 10.34%, are owned by shareholder of Golden Spring.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The fair values of the assets acquired and liabilities assumed at the date of acquisition as determined in accordance with ASC 805, and the purchase price allocation at the date of acquisition, were as follows:

Consideration:
Equity instruments (2,300,000 common stock of the Company)	$ 230,000
Cash acquired	(4,077)
Consideration, net of cash acquired	$ 225,923

Allocated to:
Inventory	(2,594)
Security deposit	(30,838)
Property and equipment	(76,757)
Accounts payable and accrued expenses	14,894
Net tangible liabilities	$ 95,295

Value of excess of purchase price over net liabilities
Acquired allocated to:
Goodwill	$ 130,628

NOTE 5 FRANCHISE ARRANGEMENTS

As of June 30 and March 31, 2014, the right to the use of brand name and trademark “Caffe Kenon” of the Company’s three operating restaurants are granted by Sizegenic Holdings Limited (“Sizegenic”) under a Franchise Arrangement entered by the Company as the franchisee and Sizegenic as the franchisor.  The agreement commenced on February 10, 2010, with three years term and included a right of renewal for a second three year term, which was exercised by the Company on February 10, 2013.  The annual payment is HK$40,000 (approximately $5,136), and payment of a monthly management fee of 10% of the franchisee’s net income including payment to Sizegenic of franchise fee payable on anniversary basis and monthly management fee base upon a percent of franchisees’ net income.  Franchise fee expenses on the use of the license of the brand name and trademark “Caffe Kenon” is recorded upon the granting of the non-exclusive rights by Sizegenic as the fee is non-refundable to and non-cancellable by the Company.

NOTE 6 INCOME TAX

The Company and its subsidiaries are subject to income tax on an entity basis for income arising in or derived from the tax jurisdictions in which they operate.

The Company and HLL have not provided for income tax due to continuing loss.  Substantially all of the Company’s income before income tax expenses is generated by its operating subsidiaries, Legend Sun, Sino Wish and Golden Spring, in Hong Kong.

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

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 OPERATING LEASE COMMITMENTS

For Sino Wish’s operating restaurant, the Company entered into rental agreement on March 1, 2010 to lease the premise located at shop no. 208 and 209 of Tai Yau Plaza, Wanchai, HK for a term of 6 years at a monthly rental rate of $11,250.

For Golden Spring, the Company entered into rental agreement on September 15, 2013 to lease premise for operation located at Flat A, Ground Floor, Tak Cheong Building, No.44 Yiu Wa street, Nos. 28 & 29 Canal Road Street, HK.  The lease of premises was for a term of 3 years at a monthly rental rate of $8,767 for the first two years and $9,024 for the last one year.

As of June 30, 2014, the total future minimum lease payments under operating lease in respect of leased premises are payable as follows:

Year ending March 31,

2015 (nine months)	$ 180,203
2016	218,289
2017	81,287
─────────
Total	$ 479,779
==========

NOTE 8 RELATED PARTY TRANSACTIONS

Balance with related party	June 30, 2014 (Unaudited)	March 31,2014

Payable to stockholders:
(a) Cheung Ming, stockholder	$ 10,405	$ 509,519
	==========	=========

(a) The payables to Cheung Ming mainly represent payment by Cheung Ming on behalf of the Company for primarily the legal and professional expenses.  This advance is unsecured, non-interest bearing and without fixed repayment term.  As disclosed in the Company’s annual report on Form 10K for the fiscal year ended March 31, 2014, on May 26, 2014, the Board of Directors approved payment in full of the amount due and payable to its shareholder as of March 31, 2014, through issuance to Cheung Ming of 5,095,190 shares of the Company’s common stock at a price of $0.10 per share. The issuance price of $0.10 per share was established by mutual agreement of Cheung Ming and the Company’s Board of Directors, and does not bear any relationship to the assets, book value or net worth of the Company.

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

On June 30, 2014, through HLL, the Company completed the acquisition of Golden Spring Limited (“Golden Spring”), a Hong Kong corporation, by purchasing all of the issued and outstanding shares of Golden Spring. Prior to its acquisition by the Registrant, Golden Spring was a subfranchisee of HLL, operating a Caffe Kenon restaurant in Hong Kong under the terms of a subfranchise agreement dated September, 2013. The operations of the Caffé Kenon coffee shop owned by Golden Spring are similar to the operations of the Caffé Kenon coffee shop currently operated by HLL in Hong Kong. Both restaurants serve Italian-style espresso drinks using “Kenon” brand coffee imported from Italy, as well as breakfast, lunch, and dinner with a moderately-priced Italian style standard menu which includes pizza, spaghetti, risotto, salads, sandwiches and desserts. As a result of the acquisition of Golden Spring by HLL, the subfranchise agreement between HLL and Golden Spring was cancelled. Golden Spring now continues its operation of Caffe Kenon restaurant as a company-owned store.

Corporate Structure

The Chart below depicts our corporate structure. As depicted below, Studio II Brands owns 100% of Hippo Lace Limited and Hippo Lace Limited owns 100% of Legend Sun Limited, Sino Wish Limited and Golden Spring Limited.

Studio II Brands, INC.
A Florida Corporation
100%
Hippo Lace Limited
A British Virgin Islands Corporation
Legend Sun Limited
HK Corporation
(100% owned)
Sino Wish Limited
HK Corporation
(100% owned)
Golden Spring Limited
HK Corporation
(100% owned)

Current operations

Through the Company’s operating subsidiaries, Sino Wish and Golden Spring, the Company is in the business of operating coffee shop restaurants under the tradename “Caffe Kenon.”  The Company currently owns and operates two Caffé Kenon coffee shops located in Hong Kong.  These shops are operated under the terms of a franchise agreement between HLL and Sizegenic Holdings Limited (“Sizegenic”), a British Virgin Islands corporation.  Legend Sun’s lease agreement with landlord was expired on May 31, 2014 and the Company did not renew the contract.  As a result, the restaurant located at Nam Hing Fong, 38 Yiu Wa Street, Causeway Bay, Hong Kong was closed down and May 28, 2014 was the last business day.

Sizegenic entered into an International Exclusive Distribution and Promotion Agreement (the “Café Centro Agreement”) with Café Centro Brazil Wurzburger Vittorio &C. S.a.s., an Italian corporation (“Café Centro”) on June 26, 2009, pursuant to which Sizegenic has the exclusive right to distribute and sell coffee products supplied by Café Centro and the exclusive license to use the brand name and trademark “Caffe Kenon” in business operations for a period of ten (10) years within the region consisting of Hong Kong, Macau, Taiwan and China.  On February April 1, 2012, Sizegenic entered into franchise agreements with HLL pursuant to which HLL was granted the right to operate a Caffe Kenon restaurant at shop no. 208 and 209 of the 2nd floor of the Tai Yau Plaza shopping center in Wanchai, HK and Flat A, Ground Floor, Tak Cheong Building, No.44 Yiu Wa street, Nos. 28 & 29 Canal Road Street, HK.

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

The Company uses a modern stylish design for the interior with a flexible combination of tables and chairs designed to allow us to host various types of events and to accommodate a total of approximately 30 to 80 guests.

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

Continuously, our management is actively seeking business opportunities in various regions in China, including Beijing, Shanghai and Sichuan Province. As a result of China’s economic development, accelerated urbanization process and the change of household consumption habits, people's demand for restaurant/catering services is increasingly growing. Management believes that the Company can apply its previous experience providing restaurant/catering services in Beijing to explore business opportunities in China. The potential plans include acting as a franchisor, operating Company-owned restaurants, and entering in to joint venture to operate restaurants with potential business partners.

Critical Accounting Policies and Estimates

A summary of significant accounting policies is provided in Note 3 to our financial statements included in our filing on Form 10-K for the fiscal year ended March 31, 2014, and filed with the SEC on June 30, 2014.  Our officers and directors believe that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

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

Results for the Three Months Ended June 30, 2014 compared to Three Months Ended June 30, 2013

The following discussion regarding unaudited results of operation relates to the business operations which are carried on through our operating subsidiaries, Legend Sun and Sino Wish.  The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere in this Form.

Result of operations

Revenue

Revenue for the three months ended June 30, 2014, was $161,037, as compared to revenue of $192,820 for the three months ended June 30, 2013. The decrease of $31,783, or approximately 16.4%, was mainly caused by the fact that, as disclosed in the Company’s report on Form 10K for the fiscal year ended March 31, 2014, the Company elected not to renew the lease for one of its restaurant locations which had been operated through its subsidiary Legend Sun, and that restaurant was closed on May 28, 2014.

Operating Expenses

Operating expenses for the Company and subsidiaries consist of the following items:

	For the three months ended June 30
	2014	2013	2014 to 2013

Food and supplies	$ 40,579	$ 40,788	$ (209)
Staff costs	50,348	60,645	(10,297)
Rent, government fee, management fee	60,699	70,386	(9,687)
Electricity, gas and utilities	8,832	13,386	(4,554)
Depreciation	6,005	8,266	(2,261)
Professional and audit fee	17,105	26,653	(9,548)
Fixed assets written off	28,851	-	28,851
Impairment on goodwill	54,244	-	54,244
Others	17,320	15,415	1,905
	─────────	─────────	────────
	$ 283,983	$ 235,539	$ 48,444
	=========	=========	=========

The increase of operating expenses to $283,983 for the three months ended June 30, 2014 as compared to operating expenses of $235,539 for the same period for 2013, which represents an increase of $48,444 or approximately 20%, was mainly due to the write off of fixed assets of $ 28,851 and related intangible assets of $54,244 associated with the closing on May 28, 2014, of the shop operated by Legend Sun. At the same time, the direct cost including foods, rental and staff cost was dropped comparatively.

Net operating loss

As a result of the write off of fixed assets and related intangible assets associated with the closed shop operated by Legend Sun on May 28, 2014, other operating expenses increased significantly as compared with the same period in 2013, resulting in operating loss of $118,727 for the three months ended June 30, 2014 as compared with a loss of $41,234 for the three months ended June 30, 2013.

Impact of Inflation

Inflation and changing prices have had an effect on our business and we expect that inflation or changing prices could materially affect our business in the foreseeable future. Our management will closely monitor the price change and make efforts to maintain effective cost control in operations.

Liquidity and Capital Resources

Net cash used in operating activities for the three months period ended June 30, 2014 was $11,909.  It mainly represents cash income on daily operations.

A stockholder of the Company, Cheung Ming, has paid expenses on behalf of the Company with no interest and without a fixed repayment term.  As of March 31, 2014, the Company had an outstanding amount due and payable to Mr Cheung of $509,519, which mainly represented amounts advanced by Cheung Ming for payment on behalf of the Company of legal and professional expenses. These advances by Cheung Ming were unsecured, non-interest bearing and without fixed repayment term. On May 26, 2014, the Board of Directors approved payment in full of the outstanding balance of this amount due and payable to its shareholder, through issuance to Cheung Ming of 5,095,190 shares of the Company’s common stock at a price of $0.10 per share.  Amounts payable to Mr Cheung at June 30, 2014 were $10,405.  The payable is an internal source of liquidity for payment of operational expenses and to provide working capital. Possible external sources of liquidity may include loan borrowing from financial institutions or possible completion of a share exchange transaction to acquire potential and profitable businesses which can generate additional cash flow.

The Company believes that the existing cash and cash equivalents on hand together with monthly average net cash inflow generated from the Company-owned restaurants, will be sufficient to meet our working capital requirements for the current level of operations and to sustain business operations at the current levels for the next twelve months.

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

As of June 30, 2014, there were no material commitments for capital expenditures for business operations.

The Company’s independent registered public accounting firm’s report of the financial statements for the year ended March 31, 2014 contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer have identified a material weakness in connection with the preparation of our consolidated financial statements as of and for the period ended June 30, 2014 and have thus concluded that our disclosure controls and procedures were not effective to provide reasonable assurance of the achievement of these objectives.  A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness and control deficiency primarily related to absence of a Chief Financial Officer with appropriate professional experience with U.S. GAAP and SEC rules and regulations.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: August 14, 2014