Form 10-Q
period 2014-09-30
STUDIO II BRANDS INC
filed 2014-11-14
CIK 1081091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

[ ] Yes

[X] No

As of 14 November, 2014, the Issuer had 22,233,208 shares of common stock issued and outstanding.

QUARTERLY REPORT ON FORM 10-Q

OF STUDIO II BRANDS, INC.

FOR THE PERIOD ENDED SEPTEMBER 30, 2014

TABLE OF CONTENTS

PART I

-

FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20

PART II

-

OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	21
Signatures		21

PART I-FINANCIAL INFORMATION

ITEM 1.

   FINANCIAL STATEMENTS.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2014 (Unaudited)	March 31, 2014

ASSETS
Current assets
Cash	$ 2,515	$ 19,837
Other receivables	7,352	7,624
Inventories	4,838	4,706
	────────	────────
Total current assets	14,705	32,167

Property and equipment, net	92,243	57,691
Security deposits	116,731	135,769
Goodwill Tax recoverable	387,122 1,128	311,291 1,129
	────────	────────
Total assets	$ 611,929	$ 538,047
	════════	════════

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 142,459	$ 151,149
Bank overdraft	10,947	-
	────────	────────
Total current liabilities	153,406	151,149

Payable to stockholder	30,168	509,519
	────────	────────
Total liabilities	183,574	660,668
	────────	────────

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY
Common stock, 100,000,000 shares authorized with par value $0.001; 22,233,208 shares issued and outstanding as of September 30, 2014 and 14,838,018 as of March 31, 2014	22,233	14,838
Additional paid-in capital	1,179,059	446,935
Accumulated deficit	(772,937)	(584,394)
	────────	────────
Total stockholder’s equity	428,355	(122,621)
	────────	────────
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 611,929	$ 538,047
	════════	════════

See accompanying notes to consolidated financial statements (unaudited)

STUDIO II BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three-months ended September 30, 2014	For the three-months ended September 30, 2013	For the six-months ended September 30, 2014	For the six-months ended September 30, 2013

Revenue
Food and beverage income	$ 225,880	$ 215,219	$ 386,917	$ 408,039
Franchise and management fee income	2,793	17,977	6,086	17,977
	────────	────────	────────	────────
	228,673	233,196	393,003	426,016

Operating costs and expenses
Food and supplies	53,614	47,015	94,193	87,803
Payroll and employee benefits	63,658	63,946	114,006	124,591

Rental expenses	73,643	69,462	134,342	139,848
Fixed assets written off	-	-	30,254	-
Impairment on goodwill	-	-	54,244	-
Selling, general and administrative expenses	111,112	65,203	158,971	128,923
Other operating (income)/expense, net	(3,538)	(1,760)	(4,464)	(3,155)
	────────	────────	────────	────────
	298,489	243,866	581,546	478,010
	────────	────────	────────	────────
Net loss before income tax	(69,816)	(10,670)	(188,543)	(51,994)
Income tax expenses	-	-	-	-
	────────	────────	────────	────────
Net loss	(69,816)	(10,670)	(188,543)	(51,994)
	────────	────────	────────	────────
Basic and fully diluted loss per common share	$ -	$ -	$ -	$ -
	════════	════════	════════	════════

WEIGHTED AVERAGE SHARES OUTSTANDING	19,178,673	14,838,018	17,020,205	14,838,018
	════════	════════	════════	════════

See accompanying notes to consolidated financial statements (unaudited)

STUDIO II BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

	Common Stock, Par value of $0.001		Additional	Accumulated	Total stockholder's
	Number	Amount	paid-in capital	Deficit	equity
Balance as of March 31, 2014	14,838,018	$ 14,838	$ 446,935	$ (584,394)	$ (122,621)
	────────	────────	────────	────────	────────
Issue of shares upon conversion of stockholder’s loan	5,095,190	5,095	504,424	- -	509,519

Issue of shares for acquisition of a subsidiary	2,300,000	2,300	227,700	-	230,000

Net loss for the period	-	-	-	(188,543)	(188,543)
	────────	────────	────────	────────	────────
Balance as of September 30, 2014	22,233,208	$ 22,233	$ 1,179,059	$ (772,937)	$ 428,355
	════════	════════	════════	════════	════════

See accompanying notes to consolidated financial statements (unaudited)

STUDIO II BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended September 30, 2014	Six months ended September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations	$ (188,543)	$ (51,994)
Adjustments to reconcile net loss to net cash (used in)/generated from operating activities:
Depreciation	13,440	16,477
Fixed assets written off	30,254	-
Impairment of goodwill	54,244	-

Changes in operating assets and liabilities:
Due from related party	-	52,120
Other receivables	264	(17,977)
Inventories	2,453	(489)
Security deposits	49,696	(321)
Account payables and accrued expenses	(23,440)	6,906
	────────	────────
NET CASH (USED IN)/GENERATED FROM OPERATING ACTIVITIES	(61,632)	4,722
	────────	────────
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of fixed assets	(1,675)
Cash acquired from acquisition of a subsidiary	4,077	-
	────────	────────
NET CASH GENERATED FROM INVESTING ACTIVITIES	2,402	-
	────────	────────
CASH FLOWS FROM FINANCING ACTIVITIES
Advance from/(to) stockholder	31,095	(11,652)
	────────	────────
NET CASH GENERATED FROM / (USED IN) FINANCING ACTIVITIES	31,095	(11,652)
	────────	────────

Effect of exchange rate	(134)	-
	────────	────────
NET DECREASE IN CASH	(28,269)	(6,930)
Beginning of period	19,837	22,705
	────────	────────
End of period	$ (8,432)	$ 15,775
	════════	════════

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
	════════	════════

Supplemental cash flow information regarding the Company’s acquisitions in 2014 is as follows:

 (a) Issuance of common shares for acquisition of a subsidiary:

2014
Fair value of assets acquired	$ 110,190
Less liabilities assumed	(14,895)
────────
Net assets acquired	95,295
Less shares issued	(230,000)
Add cash acquired	4,077
────────
Value of excess of purchase price allocated to goodwill	$ 130,628
════════

(b) Conversion of stockholder’s loan into common shares	$ 509,519
════════

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

(b)

Principles of consolidation

The consolidated financial statements include the Company and its wholly-owned subsidiaries, HLL, Legend Sun, Sino Wish and Golden Spring.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

As of June 30, 2014, we performed our annual goodwill impairment test and estimated the fair value of each of our reporting units based on the income approach (also known as the discounted cash flow (“DCF”) method, which utilizes the present value of cash flows to estimate fair value).  As one of our owned restaurants operated by Legend Sun was closed on May 28, 2014, there were no future cash flows for this reporting unit.  As a result, there was impairment of goodwill of $54,244 for September 30 and $Nil for March 31, 2014.

(e)

Impairment of long-lived assets

Long-lived assets are comprised of property and equipment. Pursuant to the provisions of ASC360-10, “Property, plant and equipment”, long-lived assets to be held and used are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable by comparing the undiscounted cash flows associated with the assets to their carrying amounts. If such a review indicates an impairment, the carrying amount would be reduced to fair value.  Based on the Company’s assessment, there were no events or changes in circumstances that would indicate any impairment of long-lived assets as of September 30 and March 31, 2014.

As one of our owned restaurants operated by Legend Sun was closed on May 28, 2014, the related fixed assets were disposed of and result in a loss on write off of fixed assets of $30,254 for September 30, 2014.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(f)

Accounts payable and accrued expenses consist of the following:

	September 30, 2014 (Unaudited)	March 31, 2014

Accounts payable	$ 31,721	$ 27,969
Payroll and rental expenses	56,673	80,107
Other operating expenses	54,065	43,073
	─────────	─────────
	$ 142,459	$ 151,149
	═════════	═════════

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

As of September 30 and March 31, 2014, the Company's management has evaluated all such proceedings and claims. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

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

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The fair values of the assets acquired and liabilities assumed at the date of acquisition as determined in accordance with ASC 805, and the purchase price allocation at the date of acquisition, were as follows:

Consideration:
Equity instruments (2,300,000 common stock of the Company)	$ 230,000
Cash acquired	(4,077)
────────
Consideration, net of cash acquired	$ 225,923

Allocated to:
Inventory	$ (2,594)
Security deposit	(30,838)
Property and equipment	(76,757)
Accounts payable and accrued expenses	14,894
────────
Net tangible assets	$ (95,295)
════════

Value of excess of purchase price over net liabilities
Acquired allocated to:
Goodwill	$ 130,628
═════════

NOTE 5 FRANCHISE ARRANGEMENTS

As of September 30 and March 31, 2014, the right to the use of brand name and trademark “Caffe Kenon” of the Company’s three operating restaurants are granted by Sizegenic Holdings Limited (“Sizegenic”) under a Franchise Arrangement entered by the Company as the franchisee and Sizegenic as the franchisor.  The agreement commenced on February 10, 2010, with three years term and included a right of renewal for a second three year term, which was exercised by the Company on February 10, 2013.  The annual payment is HK$40,000 (approximately $5,136), and payment of a monthly management fee of 10% of the franchisee’s net income including payment to Sizegenic of franchise fee payable on anniversary basis and monthly management fee base upon a percent of franchisees’ net income.  Franchise fee expenses on the use of the license of the brand name and trademark “Caffe Kenon” is recorded upon the granting of the non-exclusive rights by Sizegenic as the fee is non-refundable to and non-cancellable by the Company. As a result of the acquisition of Golden Spring by HLL, the subfranchise agreement between HLL and Golden Spring was cancelled. Golden Spring now continues its operation of Caffe Kenon restaurant as a company-owned store.

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

As of September 30, 2014, the total future minimum lease payments under operating lease in respect of leased premises are payable as follows:

Year ending March 31,

2015 (six months)	$ 119,906
2016	241,357
2017	54,088
─────────
Total	$ 415,351
═════════

NOTE 8 RELATED PARTY TRANSACTIONS

Balance with related party	September 30, 2014 (Unaudited)	March 31,2014

Payable to stockholders:
(a) Cheung Ming, stockholder	$ 30,168	$ 509,519
	═════════	═════════

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

Critical Accounting Policies and Estimates

A summary of significant accounting policies is provided in Note 3 to our financial statements included in our filing on Form 10-K for the fiscal year ended March 31, 2014, and filed with the SEC on September 30, 2014.  Our officers and directors believe that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

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

Results for the Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013

The following discussion regarding unaudited results of operation relates to the business operations which are carried on through our operating subsidiaries, Legend Sun, Sino Wish and Golden Spring.  The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere in this Form.

Result of operations

Revenue

Three Months Ended September 30, 2014 compared to three Months Ended September 30, 2013

Revenue for the three months ended September 30, 2014, was $225,890, as compared to revenue of $215,219 for the three months ended September 30, 2013. The increase of $10,671, or approximately 5%, was mainly caused by the fact that, as disclosed in the Company’s report that on June 30, 2014, the company completed the acquisition of another restaurant, Golden Spring, which contributed part of the food and beverage revenue.

Six Months Ended September 30, 2014 compared to Six Months Ended September 30, 2013

Revenue for the six months ended September 30, 2014, was $386,917 as compared to revenue of $408,039 for the six months ended September 30, 2013. The decrease of $21,122, or approximately 5%, was mainly caused by the closure one of the restaurant of its subsidiary, Legend Sun on May 28, 2014.

Operating Expenses

Operating expenses for the Company and subsidiaries consist of the following items:

	For the three months ended September 30			For the six months ended September 30
	2014	2013	2014 to 2013	2014	2013	2014 to 2013

Food and supplies	$ 53,614	$ 47,015	$ 6,599	$ 94,193	$ 87,803	$ 6,390
Staff costs	63,658	63,946	(288)	114,066	124,591	(10,585)
Rent, government fee, management fee	73,643	69,462	4,181	134,342	139,848	(5,506)
Electricity, gas and utilities	12,091	8,494	3,597	20,923	21,879	(956)
Depreciation	7,435	8,211	(776)	13,440	16,477	(3,037)
Professional and audit fee	53,454	25,352	28,102	70,558	52,005	18,553
Fixed assets written off	-	-	-	30,254	-	30,254
Impairment on goodwill	-	-	-	54,244	-	54,244
Others	38,132	23,146	14,986	54,050	38,562	15,488
	───────	───────	───────	───────	───────	───────
	$ 302,027	$ 245,626	$ 56,401	$ 586,010	$ 481,165	$ 104,845
	═══════	═══════	═══════	═══════	═══════	═══════

Three Months Ended September 30, 2014 compared to the Three Months Ended September 30, 2013

The increase of operating expenses to $302,027 for the three months ended September 30, 2014 as compared to operating expenses of $245,626 for the same period for 2013, which represents an increase of $56,401 or approximately 23%, was mainly due to the direct cost including foods, rental and staff cost was increased comparatively as the Company acquired another restaurant of a subsidiary Golden Spring on 30 June 2014.

Six Months Ended September 30, 2014 compared to Six Months Ended September 30, 2013

The increase of operating expenses to $586,010 for the six months ended September 30, 2014 as compared to operating expenses of $481,165 for the same period for 2013, which represents an increase of $104,845 or approximately 22%, was for reasons similar to those mentioned above. The write off of fixed assets of $30,254 and related intangible assets of $54,244 associated with the closing on May 28, 2014, of the shop operated by Legend Sun also caused the increase of operating expense.

Net operating loss

Three Months Ended September 30, 2014 compared to the Three Months Ended September 30, 2013

As a result of the acquisition of another restaurant of Golden Spring, other operating expenses increased significantly as compared with the same period in 2013, resulting in operating loss of $69,816 for the three months ended September 30, 2014 as compared with a loss of $10,670 for the three months ended September 30, 2013.

Six Months Ended September 30, 2014 compared to Six Months Ended September 30, 2013

As a result of the decrease in revenue and increase in operating costs, particularly the increase in rental expenses, and write off of fixed assets and related intangible assets associated with the closed shop operated by Legend Sun on May 28, 2014, there was an operating loss of $188,543 for the six months ended September 30, 2014 as compared with a operating loss of $51,994 for the six months ended September 30, 2013.

Impact of Inflation

Inflation and changing prices have had an effect on our business and we expect that inflation or changing prices could materially affect our business in the foreseeable future. Our management will closely monitor the price change and make efforts to maintain effective cost control in operations.

Liquidity and Capital Resources

Net cash used in operating activities for the three months period ended September 30, 2014 was $63,391.  It mainly represents cash income on daily operations.

A stockholder of the Company, Cheung Ming, has paid expenses on behalf of the Company with no interest and without a fixed repayment term.  As of March 31, 2014, the Company had an outstanding amount due and payable to Mr Cheung of $509,519, which mainly represented amounts advanced by Cheung Ming for payment on behalf of the Company of legal and professional expenses. These advances by Cheung Ming were unsecured, non-interest bearing and without fixed repayment term. On May 26, 2014, the Board of Directors approved payment in full of the outstanding balance of this amount due and payable to its shareholder, through issuance to Cheung Ming of 5,095,190 shares of the Company’s common stock at a price of $0.10 per share.  Amounts payable to Mr Cheung at September 30, 2014 were $30,168.  The payable is an internal source of liquidity for payment of operational expenses and to provide working capital. Possible external sources of liquidity may include loan borrowing from financial institutions or possible completion of a share exchange transaction to acquire potential and profitable businesses which can generate additional cash flow.

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

As of September 30, 2014, there were no material commitments for capital expenditures for business operations.

The Company’s independent registered public accounting firm’s report of the financial statements for the year ended March 31, 2014 contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer have identified a material weakness in connection with the preparation of our consolidated financial statements as of and for the period ended September 30, 2014 and have thus concluded that our disclosure controls and procedures were not effective to provide reasonable assurance of the achievement of these objectives.  A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness and control deficiency primarily related to absence of a Chief Financial Officer with appropriate professional experience with U.S. GAAP and SEC rules and regulations.

We believe that the material weakness and other control deficiencies we have identified are temporary because our management intends to equip and train our staff with knowledge on U.S. GAAP accounting and SEC rules and regulations, but based on the current size and cashflow of the company, we are not able to do so.  Our management intends to conduct an assessment of the effectiveness of our disclosure control and procedures, and internal control over financial reporting in the coming months if we acquire another operating business or assets, and re-consider the need for hiring a consultant.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: November 14, 2014