Form 10-Q
period 2014-12-31
STUDIO II BRANDS INC
filed 2015-02-17
CIK 1081091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

[ ] Yes

[X] No

As of [ ] February, 2015, the Issuer had 22,233,208 shares of common stock issued and outstanding.

QUARTERLY REPORT ON FORM 10-Q

OF STUDIO II BRANDS, INC.

FOR THE PERIOD ENDED DECEMBER 31, 2014

TABLE OF CONTENTS

PART I

-

FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20

PART II

-

OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Removed and Reserved	20
Item 5.	Other Information	20
Item 6.	Exhibits	20
Signatures		21

PART I-FINANCIAL INFORMATION

ITEM 1.

   FINANCIAL STATEMENTS.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2014 (Unaudited)	March 31, 2014

ASSETS
Current assets
Cash	$ 18,323	$ 19,837
Other receivables	-	7,624
Inventories	5,888	4,706
	────────	────────
Total current assets	24,211	32,167

Property and equipment, net	85,018	57,691
Security deposits	116,898	135,769
Goodwill Tax recoverable	387,535 1,130	311,291 1,129
	────────	────────
Total assets	$ 614,792	$ 538,047
	════════	════════

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 159,050	$ 151,149
Bank overdraft	500	-
	────────	────────
Total current liabilities	159,550	151,149

Payable to stockholder	51,030	509,519
	────────	────────
Total liabilities	210,580	660,668
	────────	────────

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, 100,000,000 shares authorized with par value $0.001; 22,233,208 shares issued and outstanding as of December 31, 2014 and 14,838,018 as of March 31, 2014	22,233	14,838
Additional paid-in capital	1,179,059	446,935
Accumulated deficit	(797,080)	(584,394)
	────────	────────
Total stockholders’ equity	404,212	(122,621)
	────────	────────
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 614,792	$ 538,047
	════════	════════

See accompanying notes to consolidated financial statements (unaudited)

STUDIO II BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three-months ended December 31, 2014	For the three-months ended December 31, 2013	For the nine-months ended December 31, 2014	For the nine-months ended December 31, 2013

Revenue
Food and beverage income	$ 197,689	$ 180,057	$ 584,606	$ 588,096
Franchise and management fee income	-	3,399	6,086	21,376
	────────	────────	────────	────────
Operating costs and expenses Food and supplies Payroll and employee benefits	197,689 52,466 52,813	183,456 39,991 59,302	590,692 146,659 166,819	609,472 127,794 183,893
Rental expenses	71,781	63,664	206,123	203,512
Fixed assets written off	-	-	30,254	-
Impairment on goodwill	-	-	54,244	-
Selling, general and administrative expenses	46,753	80,095	205,724	209,018
Other operating (income)/expense, net	(1,981)	(1,423)	(6,445)	(4,578)
	────────	────────	────────	────────
	221,832	241,629	803,378	719,639
	────────	────────	────────	────────
Net loss before income tax	(24,143)	(58,173)	(212,686)	(110,167)
Income tax expenses	-	-	-	-
	────────	────────	────────	────────
Net loss	(24,143)	(58,173)	(212,686)	(110,167)
	────────	────────	────────	────────
Basic and fully diluted loss per common share	$ -	$ -	$ (0.01)	$ (0.01)
	════════	════════	════════	════════

WEIGHTED AVERAGE SHARES OUTSTANDING	22,233,208	14,838,018	18,764,192	14,838,018
	════════	════════	════════	════════

See accompanying notes to consolidated financial statements (unaudited)

STUDIO II BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

FOR THE NINE MONTHS ENDED DECEMBER 31, 2014 (UNAUDITED)

	Common Stock, Par value of $0.001		Additional	Accumulated	Total stockholder's
	Number	Amount	paid-in capital	Deficit	equity
Balance as of March 31, 2014	14,838,018	$ 14,838	$ 446,935	$ (584,394)	$ (122,621)
	────────	────────	────────	────────	────────
Issue of shares upon conversion of stockholder’s loan	5,095,190	5,095	504,424	- -	509,519

Issue of shares for acquisition of a subsidiary	2,300,000	2,300	227,700	-	230,000

Net loss for the period	-	-	-	(212,686)	(212,686)
	────────	────────	────────	────────	────────
Balance as of December 31, 2014	22,233,208	$ 22,233	$ 1,179,059	$ (797,080)	$ 404,212
	════════	════════	════════	════════	════════

See accompanying notes to consolidated financial statements (unaudited)

STUDIO II BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended December 31, 2014	Nine months ended December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations	$ (212,686)	$ (110,167)
Adjustments to reconcile net loss to net cash (used in)/generated from operating activities:
Depreciation	20,805	22,603
Fixed assets written off	30,254	-
Impairment of goodwill	54,244	-

Changes in operating assets and liabilities:
Due from related party	-	52,120
Other receivables	7,625	-
Account receivables	-	(3,399)
Inventories	1,411	936
Security deposits	49,731	-
Account payables and accrued expenses	(7,023)	330
Income tax payable	-	3,626
	────────	────────
NET CASH USED IN OPERATING ACTIVITIES	(55,639)	(33,951)
	────────	────────
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of fixed assets	(1,675)	-
Cash acquired from acquisition of a subsidiary	4,077	-
	────────	────────
NET CASH GENERATED FROM INVESTING ACTIVITIES	2,402	-
	────────	────────
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	500	-
Advance from stockholder	50,984	31,814
	────────	────────
NET CASH GENERATED FROM FINANCING ACTIVITIES	51,484	31,814
	────────	────────

Effect of exchange rate	239	-
	────────	────────
NET DECREASE IN CASH	(1,514)	(2,137)
Beginning of period	19,837	22,705
	────────	────────
End of period	$ 18,323	$ 20,568
	════════	════════

Supplemental disclosures of cash flow information:
Cash paid for interest Cash paid for income taxes	$ - $ -	$ - $ -
	════════	════════

Supplemental cash flow information regarding the Company’s acquisitions in 2014 is as follows:

 (a) Issuance of common shares for acquisition of a subsidiary:

2014
Fair value of assets acquired	$ 110,190
Less fair value of liabilities assumed	(14,895)
────────
Net assets acquired	95,295
Less shares issued	(230,000)
Add cash acquired	4,077
────────
Value of excess of purchase price allocated to goodwill	$ 130,628
════════

(b) Conversion of stockholder’s loan into common shares	$ 509,519
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

During the year, we performed our annual goodwill impairment test and estimated the fair value of each of our reporting units based on the income approach (also known as the discounted cash flow (“DCF”) method, which utilizes the present value of cash flows to estimate fair value).  As one of our owned restaurants operated by Legend Sun was closed on May 28, 2014, there were no future cash flows for this reporting unit.  As a result, there was impairment of goodwill of $54,244 for December 31, 2014 and $Nil for March 31, 2014.

(e)

Impairment of long-lived assets

Long-lived assets are comprised of property and equipment. Pursuant to the provisions of ASC360-10, “Property, plant and equipment”, long-lived assets to be held and used are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable by comparing the undiscounted cash flows associated with the assets to their carrying amounts. If such a review indicates an impairment, the carrying amount would be reduced to fair value.  Based on the Company’s assessment, there were no events or changes in circumstances that would indicate any impairment of long-lived assets as of December 31 and March 31, 2014.

As one of our owned restaurants operated by Legend Sun was closed on May 28, 2014, the related fixed assets were disposed of and result in a loss on write off of fixed assets of $30,254 for December 31, 2014.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(f)

Accounts payable and accrued expenses consist of the following:

	December 31, 2014 (Unaudited)	March 31, 2014

Accounts payable	$ 32,156	$ 27,969
Payroll and rental expenses	38,726	80,107
Other operating expenses	88,168	43,073
	─────────	─────────
	$ 159,050	$ 151,149
	═════════	═════════

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

Collection is reasonably assured.

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

(i)

Employee benefits

The Company operates a Mandatory Provident Fund Scheme (the "MPF Scheme") under the Hong Kong Mandatory Provident Fund Schemes Ordinance for those employees employed under the jurisdiction of the Hong Kong Employment Ordinance. The MPF Scheme is a defined contribution scheme, the assets of which are held in separate trustee-administered funds. The Company's contributions to the scheme are expensed as incurred and are vested in accordance with the scheme's vesting scales.

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

As of December 31 and March 31, 2014, the Company's management has confirmed that there was no such proceedings or claims. In the opinion of management, there was no matter which will have a material adverse effect on the Company's financial position, liquidity or results of operations.

(l)

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. . The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (ASU 2014-15). The guidance in ASU 2014-15 sets forth management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management's plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 4 BUSINESS ACQUISITION

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The fair values of the assets acquired and liabilities assumed at the date of acquisition as determined in accordance with ASC 805, and the purchase price allocation at the date of acquisition, were as follows:

Consideration:
Equity instruments (2,300,000 common stock of the Company)	$ 230,000
Cash acquired	(4,077)
─────────
Consideration, net of cash acquired	$ 225,923
═════════
Allocated to:
Inventory	$ (2,594)
Security deposit	(30,838)
Property and equipment	(76,757)
Accounts payable and accrued expenses	14,894
─────────
Net tangible assets	$ (95,295)
═════════

Value of excess of purchase price over net liabilities
Acquired allocated to:
Goodwill	$ 130,628
═════════

NOTE 5 FRANCHISE ARRANGEMENTS

As of December 31 and March 31, 2014, the right to the use of brand name and trademark “Caffe Kenon” of the Company’s three operating restaurants are granted by Sizegenic Holdings Limited (“Sizegenic”) under a Franchise Arrangement entered by the Company as the franchisee and Sizegenic as the franchisor.  The agreement commenced on February 10, 2010, with three years term and included a right of renewal for a second three year term, which was exercised by the Company on February 10, 2013.  The annual payment is HK$40,000 (approximately $5,136), and payment of a monthly management fee of 10% of the franchisee’s net income including payment to Sizegenic of franchise fee payable on anniversary basis and monthly management fee base upon a percent of franchisees’ net income.  Franchise fee expenses on the use of the license of the brand name

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

and trademark “Caffe Kenon” is recorded upon the granting of the non-exclusive rights by Sizegenic as the fee is non-refundable to and non-cancellable by the Company. As a result of the acquisition of Golden Spring by HLL, the subfranchise agreement between HLL and Golden Spring was cancelled. Golden Spring now continues its operation of Caffe Kenon restaurant as a company-owned store.

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

The Company's income tax provision in respect of operations in Hong Kong is calculated at the applicable tax rates on the estimated assessable profits for the year based on existing legislation, interpretations and practices in respect thereof. The standard tax rate applicable to the Company was 16.5%. No deferred tax asset has been provided as the amount involved is immaterial.

NOTE 7 OPERATING LEASE COMMITMENTS

For Sino Wish’s operating restaurant, the Company entered into a rental agreement on March 1, 2010 to lease the premise located at shop no. 208 and 209 of Tai Yau Plaza, Wanchai, HK for a term of 6 years at a monthly rental rate of $11,243.

For Golden Spring, the Company entered into rental agreement on September 15, 2013 to lease premise for operation located at Flat A, Ground Floor, Tak Cheong Building, No.44 Yiu Wa street, Nos. 28 & 29 Canal Road Street, HK.  The lease of premises was for a term of 3 years at a monthly rental rate of $8,770 for the first two years and $9,028 for the last one year.

As of December 31, 2014, the total future minimum lease payments under operating leases in respect of leased premises are payable as follows:

Year ending March 31,

2015 (three months)	$ 60,039
2016	241,702
2017	54,165
─────────
Total	$ 355,906
═════════

NOTE 8 RELATED PARTY TRANSACTIONS

Balance with related party	December 31, 2014 (Unaudited)	March 31,2014

Payable to stockholders:
(a) Cheung Ming, stockholder	$ 51,030	$ 509,519
	═════════	═════════

(a)

The payables to Cheung Ming mainly represent payment by Cheung Ming on behalf of the Company for primarily the legal and professional expenses.  This advance is unsecured, non-interest bearing and without fixed repayment term.  As disclosed in the Company’s annual report on Form 10K for the fiscal year ended March 31, 2014, on May 26, 2014, the Board of Directors approved payment in full of the amount due and payable to its shareholder as of March 31, 2014, through issuance to Cheung Ming of 5,095,190 shares of the Company’s common stock at a price of $0.10 per share. The fair value of $0.10 per share was established by mutual agreement of Cheung Ming and the Company’s Board of Directors, and does not bear any relationship to the assets, book value or net worth of the Company.

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

On February 10, 2011, the Company acquired all of the issued and outstanding shares of Hippo Lace Limited, a BVI corporation (“HLL”), which was incorporated in December, 2009.   As a result of completion of this share exchange transaction, HLL became our wholly-owned subsidiary.  Also, as more fully described below, HLL’s subsidiary, Legend Sun Limited, a Hong Kong corporation (“Legend Sun”), which HLL acquired in February, 2010, became our operating subsidiary.

The Company completed the share exchange transaction with HLL in order to acquire the business operations carried on through its subsidiary, Legend Sun, and with the intent of focusing our business activity exclusively on those operations.

On March 29, 2012, the Company acquired through its subsidiary all of the issued and outstanding shares of Sino Wish Limited, a Hong Kong corporation (“Sino Wish”), which was incorporated in November, 2009 and became the franchisee of the Company to operate Caffé Kenon restaurant at Tai Yau Plaza, Hong Kong since March, 2010.   As a result of completion of this share exchange transaction, Sino Wish became our wholly-owned subsidiary.

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

Results for the Three Months Ended December 31, 2014 compared to Three Months Ended December 31, 2013

The following discussion regarding unaudited results of operation relates to the business operations which are carried on through our operating subsidiaries, Legend Sun, Sino Wish and Golden Spring.  The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere in this Form.

Result of operations

Revenue

Three Months Ended December 31, 2014 compared to Three Months Ended December 31, 2013

Revenue for the three months ended December 31, 2014, was $197,689, as compared to revenue of $180,057 for the three months ended December 31, 2013. The increase of $17,632, or approximately 10%, was mainly caused by the fact that, as disclosed in the Company’s report that on June 30, 2014, the company completed the acquisition of another restaurant, Golden Spring, which contributed part of the food and beverage revenue.

Nine Months Ended December 31, 2014 compared to Nine Months Ended December 31, 2013

Revenue for the nine months ended December 31, 2014, was $584,606 as compared to revenue of $588,096 for the nine months ended December 31, 2013. The decrease of $3,490, or approximately 1%, was mainly caused by one of the restaurant of its subsidiary, Legend Sun, was closed on May 28, 2014.

Operating Expenses

Operating expenses for the Company and subsidiaries consist of the following items:

	For the three months ended December 31			For the nine months ended December 31
	2014	2013	2014 to 2013	2014	2013	2014 to 2013

Food and supplies Staff costs	$ 52,466 52,813	$ 39,991 59,302	$ 12,475 (6,489)	$ 146,659 166,819	$ 127,794 183,893	$ 18,865 (17,074)
Rent, government fee, management fee	71,781	63,664	8,117	206,123	203,512	2,611
Electricity, gas and utilities	11,415	10,365	1,050	32,338	32,244	94
Depreciation	7,365	6,126	1,239	20,805	22,603	(1,798)
Professional and audit fee	11,627	42,754	(31,127)	82,186	94,759	(12,573)
Fixed assets written off	-	-	-	30,254	-	30,254
Impairment on goodwill	-	-	-	54,244	-	54,244
Others	16,346	20,850	(4,504)	70,395	59,412	10,983
	───────	───────	───────	───────	───────	───────
	$ 223,813	$ 243,052	$ (19,239)	$ 809,823	$ 724,217	$ 85,606
	═══════	═══════	═══════	═══════	═══════	═══════

Three Months Ended December 31, 2014 compared to the Three Months Ended December 31, 2013

The decrease of operating expenses to $223,813 for the three months ended December 31, 2014 as compared to operating expenses of $243,052 for the same period for 2013, which represents an decrease of $19,239 or approximately 8%, was mainly due to decrease in professional and audit fee.

Nine Months Ended December 31, 2014 compared to Nine Months Ended December 31, 2013

The increase of operating expenses to $809,823 for the nine months ended December 31, 2014 as compared to operating expenses of $724,217 for the same period for 2013, which represents an increase of $85,606 or approximately 12%, was mainly due to inflation in price of food and supplies. The write off of fixed assets of $30,254 and related intangible assets of $54,244 associated with the closing on May 28, 2014, of the shop operated by Legend Sun also caused the increase of operating expense.

Net operating loss

Three Months Ended December 31, 2014 compared to the Three Months Ended December 31, 2013

As a result of the closure of the restaurant of Legend Sun, other operating expenses decreased significantly as compared with the same period in 2013, resulting in operating loss of $24,143 for the three months ended December 31, 2014 as compared with a loss of $58,173 for the three months ended December 31, 2013.

Nine Months Ended December 31, 2014 compared to Nine Months Ended December 31, 2013

As a result of the decrease in revenue and increase in operating costs, particularly the increase in rental expenses, and write off of fixed assets and related intangible assets associated with the closed shop operated by Legend Sun on May 28, 2014, there was an operating loss of $212,686 for the nine months ended December 31, 2014 as compared with a operating loss of $110,167 for the nine months ended December 31, 2013.

Impact of Inflation

Inflation and changing prices have had an effect on our business and we expect that inflation or changing prices could materially affect our business in the foreseeable future. Our management will closely monitor the price change and make efforts to maintain effective cost control in operations.

Liquidity and Capital Resources

Net cash used in operating activities for the three months period ended December 31, 2014 was $55,639.  It mainly represents cash income on daily operations.

A stockholder of the Company, Cheung Ming, has paid expenses on behalf of the Company with no interest and without a fixed repayment term.  As of March 31, 2014, the Company had an outstanding amount due and payable to Mr Cheung of $509,519, which mainly represented amounts advanced by Cheung Ming for payment on behalf of the Company of legal and professional expenses. These advances by Cheung Ming were unsecured, non-interest bearing and without fixed repayment term. On May 26, 2014, the Board of Directors approved payment in full of the outstanding balance of this amount due and payable to its shareholder, through issuance to Cheung Ming of 5,095,190 shares of the Company’s common stock at a price of $0.10 per share.  Amounts payable to Mr Cheung at December 31, 2014 were $51,030.  The payable is an internal source of liquidity for payment of operational expenses and to provide working capital. Possible external sources of liquidity may include loan borrowing from financial institutions or possible completion of a share exchange transaction to acquire potential and profitable businesses which can generate additional cash flow.

The Company’s operations had been mainly supported by the interest free advance from its major stockholder who did not require immediate repayment of the advance.

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

As of December 31, 2014, there were no material commitments for capital expenditures for business operations.

The Company’s independent registered public accounting firm’s report of the financial statements for the year ended March 31, 2014 contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer have identified a material weakness in connection with the preparation of our consolidated financial statements as of and for the period ended December 31, 2014 and have thus concluded that our disclosure controls and procedures were not effective to provide reasonable assurance of the achievement of these objectives.  A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness and control deficiency primarily related to absence of a Chief Financial Officer with appropriate professional experience with U.S. GAAP and SEC rules and regulations.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: February 17, 2015