Form 10-K
period 2015-03-31
STUDIO II BRANDS INC
filed 2015-07-14
CIK 1081091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

[ ] Yes

[X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00

As of July 14, 2015, the Issuer had 22,233,208 shares of common stock issued and outstanding.

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

On February 10 2011, the Company acquired all of the issued and outstanding shares of Hippo Lace Limited (“HLL”), a BVI corporation, which was incorporated in December, 2009. As a result of completion of this share exchange transaction, HLL became our wholly-owned subsidiary. In addition, as more fully described below, Legend Sun Limited (“Legend Sun”), a Hong Kong corporation became our operating subsidiary, when HLL acquired in February, 2010. In January 2010, HHL acquired another subsidiary, Kong Star Limited, a Hong Kong corporation (“Kong Star”) which with no business activity.

The Company completed the share exchange transaction with HLL in order to acquire the business operations carried on through its subsidiary, Legend Sun, and with the intent of focusing our business activity exclusively on those operations.

On March 29, 2012, the Company acquired through its HLL all of the issued and outstanding shares of Sino Wish Limited, a Hong Kong corporation (“Sino Wish”), which was incorporated in November, 2009 and Sino Wish had been the franchisee of the Company to operate Caffé Kenon restaurant at Tai Yau Plaza, Hong Kong since March, 2010. As a result of completion of this share exchange transaction, Sino Wish became our wholly-owned subsidiary.

On June 30, 2014, the Company completed the acquisition of Golden Spring Limited (“Golden Spring”) through HLL, a Hong Kong corporation, by purchasing all of the issued and outstanding shares of Golden Spring. Prior to its acquisition by the Registrant, Golden Spring was a subfranchisee of HLL, operating a Caffe Kenon restaurant in Hong Kong under the terms of a subfranchise agreement since September, 2013. The operation of the Caffé Kenon coffee shop owned by Golden Spring was similar to the operation of the Caffé Kenon coffee shop currently operated by HLL in Hong Kong. As a result of the acquisition of Golden Spring by HLL, the subfranchise agreement between HLL and Golden Spring was terminated. Golden Spring now continues its operation of Caffe Kenon restaurant as a company-owned store.

Corporate Structure

The Chart below depicts the Company’s corporate structure as of March 31, 2015. As depicted below, Studio II Brands owns 100% of Hippo Lace Limited and Hippo Lace Limited owns 100% of Legend Sun Limited and Sino Wish Limited, Golden Spring Limited and Kong Star Limited.

Current Operations

Through the Company’s operating subsidiaries, Sino Wish and Golden Spring, the Company is in the business of operating coffee shops under the trade name “Caffe Kenon.” The Company currently owns and operates two Caffé Kenon coffee shops located in Hong Kong. These shops are operated under the terms of a franchise agreement between HLL and Sizegenic Holdings Limited (“Sizegenic”), a British Virgin Islands corporation. Legend Sun’s lease agreement with landlord was expired on May 31, 2014 and the Company did not renew the contract. As a result, the restaurant located at Nam Hing Fong, 38 Yiu Wa Street, Causeway Bay, Hong Kong was closed down on May 28, 2014.

Sizegenic entered into an International Exclusive Distribution and Promotion Agreement (the “Café Centro Agreement”) with Café Centro Brazil Wurzburger Vittorio &C. S.a.s., an Italian corporation (“Café Centro”) on June 26, 2009, pursuant to which Sizegenic has the exclusive right to distribute and sell coffee products supplied by Café Centro and the exclusive license to use the brand name and trademark “Caffe Kenon” in business operations for a period of ten (10) years within the region consisting of Hong Kong, Macau, Taiwan and China. On April 1, 2012, Sizegenic entered into franchise agreements with HLL pursuant to which HLL was granted the right to operate Caffe Kenon restaurant. As of March 31, 2015, the company operate two Caffe Kenon restaurants at shop no. 208 and 209 of the 2nd floor of the Tai Yau Plaza shopping center in Wanchai, Hong Kong and Flat A, Ground Floor, Tak Cheong Building, No.44 Yiu Wa street, Nos. 28 & 29 Canal Road Street, Hong Kong.

At the two restaurants, Italian-style espresso drinks using “Kenon” brand coffee imported from Italy are served. They also serve breakfast, lunch and dinner with a moderately-priced Italian style standard menu which includes pizza, spaghetti, risotto, salads, sandwiches and desserts. In addition, Caffé Kenon Bistro serves periodic specialty meals in addition to the standard menu items. The Company seeks to establish restaurant locations in shopping and commercial areas with significant foot traffic and with easy access to underground railway or other public transportation. Our restaurants are designed comfortably with seating areas for customers around a counter area which includes display cases for pastries and other items and a work area where staff prepare espresso drinks. The Company uses a modern stylish design for the interior with a flexible combination of tables and chairs designed to allow us to host various types of events and to accommodate a total of approximately 30 to 80 guests.

Future Plan of Operations

The Company’s future plan of operations is to seek to continue to expand by adding additional Café Kenon locations in Hong Kong and in China. Some of the new locations may be owned by the Company and operated as franchisees of Sizegenic, and some may be subfranchise operations that are not owned by the Company, but from which the Company receives franchise and management fees. The Company also plans to search possible investment and business opportunities in different potential restaurant and catering service business segments including hotpot and traditional Chinese cuisine restaurants, and possible investment and business opportunities related to ownership and operation of a coffee farm and production of our own brand of packed coffee beans and canned coffee to be sold to wholesale and retail customers. The Company will require additional working capital in order to open new Company owned Café Kenon locations or to pursue other potential investment and business opportunities, and there is no assurance that such additional working capital funding will be available, or will be available on terms which are acceptable to the Company.

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

Facilities

The Company currently maintains a mailing address at 16/F Honest Motors Building 9-11 Leighton Road Causeway Bay, Hong Kong. The Company is also using a warehouse at Room 1622, 16/F, Tuen Mun Central Square, 28 Hoi Wing Road, Tuen Mun, N.T., Hong Kong to store spare items including shop furniture and equipment. The premises are provided by our President, Cheung Ming, and are leased to Sino Wish and Golden Spring at monthly rental rate of $322 (equivalent toHK$2,500) per each Company pursuant to an agreement entered in March 2013. The agreement may be terminated by either party by giving one month written notice to other party before termination.

As of April 1, 2014, the Company leases shop located at ground floor, Nam Hing Fong, 38 Yiu Wa Street, Causeway Bay, Hong Kong, and another one at shop no. 208 and 209 of the second floor of the Tai Yau Plaza shopping center in Wanchai, Hong Kong for operation of the two Caffé Kenon restaurants. The lease for the premises located at Nam Hing Fong was for a term of five years, commencing June 1, 2009, at a monthly rental rate of $6,667 (equivalent toHK$52,000) for the first three years and $8,333 (equivalent toHK$65,000) for the remaining two years. The Company exercised an option to extend the term for an additional two years from June 1 2012 to May 31, 2014. In addition to monthly rent, the Company is also obligated to pay a monthly management fee of $500(equivalent to HK$3,897) and quarterly government fees of $1,615 (equivalent to HK$12,600) throughout the term of the lease. At the time of execution of the option on the lease, the Company paid a refundable security deposit of $44,278 (equivalent toHK$344,485) representing five month’s rent and management fees. The lease may be terminated by the landlord prior to the expiration of its term in the event the Company breaches any of the material terms and conditions of the lease agreement. This lease expired on May 31, 2014, and was not renewed by the Company. The Caffé Kenon restaurant previously operated in this location was closed.

The Company’s other Caffé Kenon restaurant is located at shop no. 208 and 209 of the 2nd floor of the Tai Yau Plaza shopping center in Wanchai, Hong Kong. The center is part of a 24 floor office building situated at the area combining business and residential customers and just a few minutes’ walk to the underground railway station. The lease for these premises was for an initial term of three years, commencing March 1, 2010, at a monthly base rental rate of $7,494 (equivalent toHK$58,120) for the first three years, and included an option to extend the term for an additional three years at current market rent to be agreed with the landlord. On March 1, 2013, the Company exercised its option to extend the term of the lease for an additional three years and the parties agreed on a monthly base rental rate of $11,241 (equivalent to HK$87,180) for the extended term of the lease. In addition to monthly base rent, we are also obligated to pay a additional rent at 12% of the monthly gross sales of the shop in excess of the base rent, monthly service charges of $1,498 (equivalent to HK$11,624) and quarterly government fee of $883 (equivalent toHK$6,900). At the time of execution of the option on the lease, the Company paid a refundable security deposit of $78,231 (equivalent toHK$606,624) representing six months base rent, service charge and government fee. The lease may be terminated by the landlord in the event of a material default by the tenant as a result of failure to observe and perform its obligations of the lease.

On June 30, 2014, the Company acquired Golden Spring which was operating a Caffé Kenon restaurant. The restaurant was located at Flat A, Ground Floor, Tak Cheong Building, No.44 Yiu Wa Street, Nos. 28 & 29 Canal Road Street, HK. The lease for these premises was for a term of three years, commencing September 16, 2013, at a monthly rental rate of $8,768 (equivalent to HK$68,000) for the first two years and $9,026

(equivalent toHK$70,000) for the remaining one year. In addition to monthly rent, the Company is also obligated to pay quarterly government fees of $1,077(equivalent to HK$8,355) throughout the term of the lease. At the time of execution of the option on the lease, the Company paid a refundable security deposit of $26,710 (equivalent to HK$204,000) representing three months’ rent. The lease may be terminated by the landlord prior to the expiration of its term in the event the Company breaches any of the material terms and conditions of the lease agreement.

As of March 31, 2015, the Company owns and operates two Caffé Kenon coffee shops located in Hong Kong.

Franchise Agreements

Pursuant to Franchise Agreements dated February 10, 2010 and April 1, 2012 between Sizegenic and HLL, it granted the Company’s operating subsidiaries, Legend Sun and Sino Wish, with the right to operate coffee shop restaurant under the Caffe Kenon name. The Franchise Agreement is based on the International Exclusive Distribution and Promotion Agreement (the “Café Centro Agreement”) entered by and between Café Centro Brazil Wurzburger Vittorio &C. S.a.s. “Café Centro” and Sizegenic on June 26, 2009 under which Sizegenic has the exclusive right to distribute and sell coffee products supplied by Café Centro and the exclusive license to use the brand name and trademark “Caffe Kenon” in business operations for a period of ten (10) years within the region consisting of Hong Kong, Macau, Taiwan and China.

The Franchise Agreement and the Supplementary Franchise Agreement between Sizegenic and HLL were for an initial term of three years, commencing on February 10, 2010, and included a right of renewal for a second three-year term, which was exercised by HLL on February 10, 2013. The initial franchise fee for the first year was about $5,157 (equivalent to HK$40,000) and each remaining year of the term would charge HLL a fee of $10,319 (equivalent to HK$80,000). There was also payment of a monthly management fee of 10% of the franchisee’s net income. On February 10, 2015, the Franchise Agreement has been renewed. Under the terms of the franchise agreement, the franchisor has the right to approve the location, interior and exterior design, layout, furniture, fixtures, equipment, signs and decoration to be used by the franchisee, and the franchisee has the right to use the Caffé Kenon name and trademark, as well as other associated intellectual property used in the operation of its business. The franchisee is required to install and use a point of sale system designated by the franchisor and to provide sales data and financial information, including an annual financial report, to the franchisor. The franchise agreement gives the franchisor the right to automatically terminate the franchise agreement without a right to cure in certain circumstances such as insolvency of the franchisee, levy or execution against the franchisee by a creditor, or in the event the franchisee materially defaults under the terms of the franchise agreement three times within a 12 month period.

On September 16, 2013, the Company has entered into a subfranchise agreement with Golden Spring Limited (“GSL”), pursuant to which GSL was granted the right to operate a Caffe Kenon restaurant located at Tak Cheong Building, 29 Canal Road East, Causeway Bay, Hong Kong. Under the terms of the franchise agreement the subfranchisee paid an initial franchise fee of $12,850 (equivalent to HK$100,000), and is obligated to pay a monthly management fee equal to 10% of its gross income. On June 30, 2014, subsequent to the end of the fiscal year, the Company, acting through its subsidiary, HLL, entered into an agreement to acquire all of the equity of Golden Spring Limited. The acquisition was completed on June 30, 2014. As of that date, Golden Spring Limited became a wholly-owned subsidiary of HLL, and the subfranchise agreement between HLL and Golden Spring Limited was terminated. As a result of the acquisition of Golden Spring Limited by HLL, Golden Spring Limited will now operate its Caffe Kenon restaurant as a Company-owned store instead of as a subfranchisee.

Competition

The retail food industry, in which the Company competes, is made up of supermarkets, convenience stores, coffee shops, snack bars, delicatessens and restaurants, and is intensely competitive with respect to food quality, price, service, convenience, location and concept. The industry is often affected by changes in consumer tastes; regional or local economic conditions; currency fluctuations; demographic trends; traffic patterns; the type, number and location of competing food retailers and products; and purchasing power. In Hong Kong where the Company currently operates two restaurants and has one subfranchised restaurant it competes with a large number of coffee shops which primarily sell coffee drinks and have only a limited selection of food. These include large international franchise operations such as Starbucks, and many small shops which have only a single location or a limited number of locations.  In addition, because of the fact that it also has a full menu and offer moderately-priced meals, it also competes with numerous café’s and coffee shops which are primarily restaurants and may or may not offer espresso style coffee drinks. Therefore, at the present time, our primary competitors vary in each location, and consist of other moderately-priced restaurants, café’s and specialty coffee shops located in the same area.

Suppliers and Raw Materials

The Company’s restaurants and franchisees purchase a substantial number of food and paper products, equipment and other restaurant supplies from a variety of third party distribution companies. The principal items purchased include food products, paper and packaging materials. The Company purchases all coffee beans and coffee products, including the necessary equipment to make espresso drinks, from Café Centro Brazil Wurzburger Vittorio &C. S.a.s., an Italian corporation (“Café Centro”) under the terms of the International Exclusive Distribution and Promotion Agreement (the “Café Centro Agreement”) dated June 26, 2009 between Sizegenic and Café Centro. In Hong Kong, where all of our restaurants and franchisees are currently located, there are many suppliers of food and paper products, and in each location we currently purchases these items from numerous local suppliers, none of which supply a significant percentage of the our supplies and raw materials.

Employees

The Company currently has a total of approximately 17 full-time and 12 part time employees, including 4 management and administration personnel, and 25 other employees who work in the restaurants. The restaurant employees include chefs, barista’s who make espresso coffee drinks, and waiters/waiteresses.

Intellectual Property

The Company has the right to use the Trademark “Caffe Kenon” in its operations pursuant to the terms of the Franchise Agreement with Sizegenic. The Franchise Agreement for Legend Sun had an initial term of one year, which was expired February 10, 2013 and had been renewed for another two years. The Franchise Agreement for Sino Wish had an initial term of three years and an option to renew for another three years.

These two Franchise Agreements had the Company’s right to use the Trademark continues as long as they remain in effect. In addition, the Company has proprietary recipes it has developed which it uses and which it authorizes its franchisees to use.

Government Regulation

The Company’s operating subsidiaries, Sino Wish and Golden Spring obtained Business Registration Certificate from the Inland Revenue Department of Hong Kong Special Adminstrative Region (“HKSAR”) on November 26, 2009 and September 2, 2013, respectively. Sino Wish and Golden Spring are required to renew the Certificate with a fee and to file annual profits tax return supported by audited financial statements on annual basis.

The restaurants obtained relevant restaurant license from Food and Environmental Hygiene Department of HKSAR for the provision of foods and beverages at the above-mentioned premises by compliance to the following conditions:

(a) compliance with licensing requirements in respect of health, ventilation, gas safety, building structure and means of escape imposed by Licensing Authority; and

(b) compliance with fire services requirements imposed by the Director of Fire Services.

Sino Wish and Golden Spring are required to provide statutory required benefits such as mandatory provident fund contribution, leaves, holidays and employee compensation insurance to eligible staff.

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

Holders.

As of March 31, 2015 there were 22,233,208 shares of common stock issued and outstanding and approximately 80 shareholders of record.

Dividends.

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended March 31, 2015 or 2014. There are no restrictions on the common stock that limit our ability to pay dividends if declared by the Board of Directors, and the holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes.

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

RESULTS

The following discussion regarding results of operation relates to the business operations which are carried on through our operating subsidiaries, Sino Wish and Golden Spring. The Company believes the following information is relevant to an assessment and understanding of our results of operation and financial condition for the year ended March 31, 2015. The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere in this Form.

Our consolidated financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“US GAAP”).

All the below analysis are comparing the year ended March 31, 2015 and March 31, 2014.

Revenue

Revenue for both years ended March 31, 2015 and 2014 mainly consists of catering services income from company-owned restaurants in Hong Kong.

The decrease of $6,112, or approximately 1% of total revenue dropping from $785,746 in 2014 as compared with $779,734 in 2015, was mainly due to the decrease in subfranchise income of $6,087 for the year ended 2015 compared with $25,666 in 2014 even though the revenue from catering services increased by $13,467 in 2015.

Operating costs and expenses

Operating costs and expenses for the year ended March 31, 2015 and 2014 consist of the following:

	Twelve-Months Ended
	2015	2014	2015 compared to 2014

Food and supplies Staff costs	$219,884 189,850	$172,048 238,431	$17,802 (18,547)
Rent, government fee, management fee	331,573	280,705	50,868
Electricity, gas and utilities	36,713	42,491	(5,778)
Depreciation	27,706	32,724	(5,018)
Legal and professional fee	109,952	85,170	24,782
Fixed assets written off	30,254	-	30,254
Impairment on goodwill	54,244	-	54,244
Others	110,216	95,267	14,949
Other operating (income)/expense, net	(7,568)	(5,601)	(1,967)

	$1,102,824	$941,235	$161,589

Cost of revenue represented cost of food and beverage materials and products for catering services sold by company-owned restaurants. The increase in cost of revenue of $17,802 for the year ended March 31, 2015, as compared to 2014 was in line with the increase of catering service income and inflation in price of food and supplies

The increase of operating costs and expenses for the year ended March 31, 2015 as compared to 2014, which represented an increase of $161,589 or approximately 17%, was mainly due to the impairment on goodwill and fixed assets written off recorded in 2015.

Other income and expenses

Other income and expenses for the year ended March 31, 2015 and 2014 mainly represented the tips from customers of Company-owned restaurants. There was no significant fluctuation for both years 2015 and 2014.

Net loss from operations

Net loss for the year ended March 31, 2015 amounting to $238,592 excluded impairment on goodwill and write off of fixed assets. While the Company’s restaurants could be operated at a near break-even level, legal and professional fee for maintenance and compliance with relevant SEC laws and regulations of the Company had made the Company suffered from loss in both years of 2015 and 2014. The result of loss and its nature of business remained similar as last year.

LIQUIDITY AND CAPITAL RESOURCES

A shareholder of the Company, Cheung Ming, has paid expenses on behalf of the Company in exchange for a promissory note, non-interest bearing and without fixed repayment term. Amounts payable to the aforesaid shareholder at March 31, 2015 and 2014 were $124,239 and $509,519, respectively.

The external source of liquidity attributed to operating income, improved gross margin contribution and stable operating expenses. No material unused sources of liquid assets.

The Company’s operations had been mainly supported by the interest free advance from its major stockholder who did not require immediate repayment of the advance.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, they do not include any adjustments that might result from the outcome of this uncertainty. The Company’s minimal revenues and its dependency on continuing funding from its stockholders, raise substantial double about its ability to continue as a going concern.

As of March 31, 2015 and 2014, there were no material commitments for capital expenditures for business operations.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2015 and 2014, the Company does not have any off-balance sheet arrangements.

SUBSEQUENT EVENTS

There was no significant subsequent event.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of March 31, 2015 and 2014 begins on page F-1 of this annual report.

STUDIO II BRANDS, INC. AND SUBSIDIARIES
AUDITED FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of March 31, 2015 and 2014	F-2

Consolidated Statements of Operations
for the years ended March 31, 2015 and 2014	F-3

Consolidated Statement of Stockholder’s Equity
for the years ended March 31, 2015 and 2014	F-4

Consolidated Statements of Cash Flows
for the years ended March 31, 2015 and 2014	F5-F6

Notes to the Consolidated Financial Statements	F7-F19

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

STUDIO II BRANDS, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Studio II Brands Inc. and subsidiaries (the “Company”) as of March 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2015. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Studio II Brands Inc. and subsidiaries as of March 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

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

UHY VOCATION HK CPA LIMITED

Certified Public Accountants

Hong Kong, the People’s Republic of China,

STUDIO II BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	March 31, 2014

ASSETS
Current assets
Cash	$18,696	$19,837
Other receivables	-	7,624
Inventories	5,248	4,706

Total current assets	23,944	32,167

Property and equipment, net	78,120	57,691
Security deposits	116,904	135,769
Goodwill	387,549	311,291
Tax recoverable	-	1,129

Total assets	$606,517	$538,047

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$183,318	$151,149
Bank overdraft	5,152	-

Total current liabilities	188,470	151,149

Payable to stockholder	124,239	509,519

Total liabilities	312,709	660,668

COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, 100,000,000 shares authorized with par value $0.001; 22,233,208 shares issued and outstanding as of March 31, 2015 and 14,838,018 as of March 31, 2014	22,233	14,838
Additional paid-in capital	1,179,059	446,935
Accumulated deficit	(907,484)	(584,394)

Total equity /(deficit)	293,808	(122,621)

TOTAL LIABILITIES AND EQUITY	$606,517	$538,047

See accompanying notes to consolidated financial statements

STUDIO II BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended March 31, 2015	Year ended March 31, 2014

Revenue
Food and beverage income	$773,647	$760,180
Franchise and management fee income	6,087	25,666
	779,734	785,846
Operating costs and expenses
Food and supplies	189,850	172,048
Payroll and employee benefits	219,884	238,431
Rental expenses	273,535	280,705
Selling, general and administrative expenses	342,625	255,652
Fixed assets written off	30,254	-
Impairment on goodwill	54,244	-
Other operating (income)/expense, net	(7,568)	(5,601)
	1,102,824	941,235

Net loss before income taxes	(323,090)	(155,389)
Income tax expenses	-	-

Net loss	$(323,090)	$(155,389)

Basic and fully diluted loss per common share	$(0.02)	$(0.01)

Weighted average shares outstanding	19,619,566	14,838,018

See accompanying notes to consolidated financial statements

STUDIO II BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

	Common Stock, Par value of $0.001		Additional	Accumulated	Total Equity
	Number	Amount	paid-in capital	Deficit	(deficit)
Balance as of April 1, 2013	14,838,018	$14,838	$446,935	$(429,005)	$32,768

Net loss for the year	-	-	-	(155,389)	(155,389)

Balance as of March 31, 2014	14,838,018	$14,838	$446,935	$(584,394)	$(122,621)
Issue of shares upon conversion of stockholder’s loan	5,095,190	5,095	504,424	-	509,519

Issue of shares for acquisition of a subsidiary	2,300,000	2,300	227,700	-	230,000

Net loss for the year	-	-	-	(323,090)	(323,090)

Balance as of March 31, 2015	22,233,208	$22,233	$1,179,059	$(907,484)	$(293,808)

See accompanying notes to consolidated financial statements

STUDIO II BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31, 2015	Year ended March 31, 2014
Cash flows from operating activities
Net loss	$(323,090)	$(155,389)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	27,706	32,724
Fixed assets written off	30,254	-
Impairment of goodwill	54,244	-
Changes in operating assets and liabilities:
Other receivables	7,626	(7,624)
Inventories	2,051	1,304
Due from related parties	-	52,120
Security deposit	49,732	(543)
Accounts payable and accrued expenses	17,237	4,121
Income tax payable	1,130	3,622
Payable to stockholder	124,155	66,797
Net cash used in operating activities	(8,955)	(2,868)
Cash flow from investing activities
Cash paid for acquisition of fixed assets	(1,675)	-
Cash acquired from acquisition of a subsidiary	4,077	-
Net cash generated from investing activities	2,402	-

Effect of exchange rate	260	-

Net change in cash	(6,293)	(2,868)
Cash
Beginning of year	19,837	22,705
End of year	13,544	19,837

Analysis of the balances of cash and cash equivalents
Cash	18,696	19,837
Bank overdraft	(5,152)	-
	13,544	19,837
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash investing and financing	$230,000	$-

See accompanying notes to consolidated financial statements

Supplemental cash flow information regarding the Company’s acquisitions in 2014 is as follows:

 (a) Issuance of common shares for acquisition of a subsidiary:

2014
Fair value of assets acquired	$110,190
Less fair value of liabilities assumed	(14,895)

Net assets acquired	95,295
Less shares issued	(230,000)
Add cash acquired	4,077

Value of excess of purchase price allocated to goodwill	$130,628

(b) Conversion of stockholder’s loan into common shares	$509,519

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ORGANIZATION

Studio II Brands, Inc. (the “Company”) was formed on May 6, 1996 in the State of Florida. The Company’s activities before February, 2011 were primarily directed towards the raising of capital and seeking business opportunities. The Company has transitioned from its development stage to operational activities as of February 10, 2011. On February 10, 2011, the Company entered into and consummated a share exchange agreement with Hippo Lace Limited (“HLL”), a BVI corporation and Mr. Gu Yao (“Gu”), the sole stockholder of HLL to acquire Gu’s 100% interests of HLL and its wholly owned subsidiary, Legend Sun Limited (“Legend Sun”) a limited liability company incorporated and domiciled in Hong Kong and its principal activity is to provide catering services in Hong Kong. In conjunction with the acquisition, the Company completed the closing of the exchange transaction under the terms of the Exchange Agreement and Supplementary Agreement on February 10, 2011 by issued 2,291,100 shares of its Common Stock to Gu as consideration (i) to acquire all of the issued and outstanding shares of HLL owned by Gu valued at $34,450 or approximately $0.015 per share, and (ii) to pay off the outstanding stockholder loan owed to Gu Yao by HLL. Accordingly, after completion of the transaction described above, the outstanding stockholder loan in the amount of $184,226 was owed by HLL to the Company. In January 2010, HHL acquired another subsidiary, Kong Star Limited, a Hong Kong corporation (“Kong Star”) which had no business activity.

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

NOTE 2 GOING CONCERN AND MANAGEMENT’S PLANS

The Company’s independent registered public accounting firm’s report of the consolidated financial statements for the years ended March 31, 2015 and 2014 contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

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

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s reporting currency is the United States Dollar.

(b)

Principles of consolidation

The audited consolidated financial statements as of March 31, 2015 and 2014 include the Company and its wholly-owned subsidiaries, HLL, Legend Sun, Sino Wish, Golden Spring and Kong Star. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

	March 31, 2015	March 31, 2014

Period end HK$:US$ exchange rate	$ 7.7536	$ 7.7567
Average twelve-months ended HK$:US$ exchange rate	$ 7.7551	$ 7.7586

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

Depreciation expense is recorded over the asset’s estimated useful lives or lease period, using the straight line method, at the following annual rates:

Furniture and equipment: 10% - 20%, per annum

Computer equipment: 10%, per annum

Leasehold improvements: over the lease term or useful life

(f)

Inventories

Inventories consist of finished goods which include food and beverage materials and products for catering service. Inventories are measured at the lower of cost or market value. The cost of inventories comprises all costs of purchases, costs of conversion and other costs incurred in bringing the inventories to their present location and condition, is assigned by using a first-in first-out basis. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. The management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

During the year, we performed our annual goodwill impairment test and estimated the fair value of each of our reporting units based on the income approach (also known as the discounted cash flow (“DCF”) method, which utilizes the present value of cash flows to estimate fair value). As one of our owned restaurants operated by Legend Sun was closed on May 28, 2014, there were no future cash flows for this reporting unit. As a result, there was impairment of goodwill of $54,244 for March 31, 2015 and $Nil for March 31, 2014.

(j)

Impairment of long-lived assets

Long-lived assets are comprised of property and equipment. Pursuant to the provisions of ASC360-10, “Property, plant and equipment”, long-lived assets to be held and used are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable by comparing the undiscounted cash flows associated with the assets to their carrying amounts. If such a review indicates an impairment, the carrying amount would be reduced to fair value. Based on the Company’s assessment, there were no events or changes in circumstances that would indicate any impairment of long-lived assets as of March 31, 2015.

As one of our owned restaurants operated by Legend Sun was closed on May 28, 2014, the related fixed assets were disposed of and result in a loss on write off of fixed assets of $30,254 for March 31, 2015.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(k)

Accounts payable and accrued expenses consist of the following:

	March 31, 2015	March 31, 2014

Accounts payable	$24,454	$27,969
Payroll and rental expenses	78,886	80,107
Other operating expenses	79,978	43,073

	$183,318	$151,149

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

Level 3 — Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

The carrying values of cash, accounts and other receivables, accounts payable and accrued expenses, and short-term borrowings from related party were approximate fair values due to their short maturities.

There was no asset or liability measured at fair value on a non-recurring basis as of March 31, 2015.

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

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

(iii)

The seller’s price to the buyer is fixed or determinable, and

(iv)

Collection is reasonably assured.

Revenue from sales is recognized when food and beverage products are sold. Franchise fee income on the annual fee for sublicensing of the brand name and trademark “Caffé Kenon” and the 10% management fee on eligible monthly net income of subfranchiee are recognized after granting the non-exclusive rights and all contractual obligations are performed and report of net income from subfranchisee respectively.

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

As of March 31, 2015, the Company's management has confirmed that there was no such proceeding or claims. In the opinion of management, there was no matter which will have a material adverse effect on the Company's financial position, liquidity or results of operations.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(s)

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements

NOTE 4 BUSINESS ACQUISITION

On June 30, 2014, through HLL, the Company completed the acquisition of Golden Spring Limited (“Golden Spring”), a Hong Kong corporation, by purchasing all of the issued and outstanding shares of Golden Spring. Prior to its acquisition by the Registrant, Golden Spring was a subfranchisee of HLL, operating a Caffé Kenon restaurant in Hong Kong under the terms of a subfranchise agreement dated September, 2013. The operations of the Caffé Kenon coffee shop owned by Golden Spring are similar to the operations of the Caffé Kenon coffee shop currently operated by HLL in Hong Kong. Both restaurants serve Italian-style espresso drinks using “Kenon” brand coffee imported from Italy, as well as breakfast, lunch, and dinner with a moderately-priced Italian style standard menu which includes pizza, spaghetti, risotto, salads, sandwiches and desserts. As a result of the acquisition of Golden Spring by HLL, the subfranchise agreement between HLL and Golden Spring was cancelled. Golden Spring now continues its operation of Caffé Kenon restaurant as a company-owned store.

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

NOTE 4 BUSINESS ACQUISITION (Continued)

The fair values of the assets acquired and liabilities assumed at the date of acquisition as determined in accordance with ASC 805, and the purchase price allocation at the date of acquisition, were as follows:

Consideration:
Equity instruments (2,300,000 common stock of the Company)	$230,000
Cash acquired	(4,077)

Consideration, net of cash acquired	$225,923

Allocated to:
Inventory	$(2,594)
Security deposit	(30,838)
Property and equipment	(76,757)
Accounts payable and accrued expenses	14,894

Net tangible assets	$(95,295)

Value of excess of purchase price over net liabilities
Acquired allocated to:
Goodwill	$130,628

NOTE 5 PROPERTY AND EQUIPMENT

Property and equipment of the Company consist primarily of restaurant facilities and equipment owned and operated by the Company's wholly owned subsidiaries. Property and equipment as of March 31, 2015 and 2014 are summarized as follows:

	March 31, 2015	March 31, 2014

Furniture & equipment	$77,393	$76,644
Leasehold improvement	84,989	113,150
Computer equipment	-	14,703

Total	162,382	204,497
Accumulated depreciation and amortization	(84,262)	(146,806)

Balance as at year end	$78,120	$57,691

Depreciation and amortization expense for the years ended March 31, 2015 and 2014 were $27,706 and $32,724, respectively.

Write off of fixed assets of $30,254 for the year ended March 31, 2015, due to the shop operated by Legend Sun closed on May 28, 2014.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 SECURITY DEPOSITS

Security deposits mainly consist of five months rental and management fee security deposits, electricity and water meter deposits for company owned restaurant, and was recorded by the time of payment. Security and deposits as of March 31, 2015 and 2014 are summarized as follows:

	March 31, 2015	March 31, 2014

Rental and management fee security deposit	$104,781	$120,839
Electricity, water and gas deposit	11,246	11,087
Food supplies deposit	258	-
Other deposit	619	3,843

	$116,904	$135,769

NOTE 7 OPERATING COST AND EXPENSES

Operating cost and expenses consist of the following for the years ended March 31, 2015 and 2014:

	March 31,	March 31,
	2015	2014

Food and supplies Staff costs	$189,850 219,884	$172,048 238,431
Property rent, rate and management fee	331,573	280,705
Electricity and utilities	36,713	42,491
Depreciation	27,706	32,724
Professional and audit fee	109,952	85,170
Fixed assets written off	30,254	-
Impairment on goodwill	54,244	-
Others	110,216	95,267
Other operating (income)/expense, net	(7,568)	(5,601)

Total	$1,102,824	$941,235

NOTE 8 FRANCHISE ARRANGEMENTS

Franchise arrangements are pursuant to franchise agreements entered by the Company as the franchisee and Sizegenic Holdings Limited as the franchisor, including payment to Sizegenic of franchise fee payable on anniversary basis and monthly management fee base upon a percent of franchisees’ net income after tax throughout the term of franchise. Under this arrangement, franchise agreement is entered in February 2010 and renewed in April 2012, in which the Company is granted the right to operate café bistro using the brand name “Caffé Kenon” for a term of 3 years. Franchise fee expenses on the use of the license of the brand name and trademark “Caffé Kenon” is recorded upon the granting of the non-exclusive rights by Sizegenic as the fee is non-refundable to and non-cancellable by the Company.

Franchise fee income on the sublicensing of the brand name and trademark “Caffé Kenon” is recognized upon the granting of the non-exclusive rights to the franchisee as the fee is non-refundable to and non-cancellable by the franchisee and the Company has no further obligations since they are all assumed by franchisee throughout the term.

The franchisee and the subfranchisees pay related occupancy costs including rent, property management fee and government rent and rates, insurance and maintenance for their owned restaurant. Franchisor has no obligation to any legal consequences arose from what the franchisee and subfranchisees assumed.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 FRANCHISE ARRANGEMENTS (Continued)

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

As at March 31, 2015 no Franchise fees owe to Sizegenic.

The franchise annual fee paid to Sizegenic for the Company-owned restaurants for the year 2015 was $10,315.

NOTE 9 SEGMENT INFORMATION

The Company has two reportable segments that include (1) ownership of Caffé Kenon coffee shop restaurants operated in Hong Kong under the terms of a franchise agreement, and (2) granting of a subfranchise to operate one Caffé Kenon coffee shop restaurant in Hong Kong. The Company reports only one geographical area for both 2015 and 2014. All the long lived assets of the Company are located in Hong Kong.

Each reportable segment is separately organized and focuses on different customer groups of consumers and subfranchisees. Each reportable segment prepares a stand-alone set of financial reporting package including information such as revenue, expenses, and goodwill, and the package is regularly reviewed by the Chief Executive Officer.

The following is the summary of relevant information relating to each segment reconciled to amounts on the accompanying consolidated financial statements for the years ended March 31, 2015 and 2014.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended March 31, 2015

	Franchise	Subfranchise	Corporate	Total

Revenue	$773,647	$6,087	$-	$779,734

Depreciation and amortization	(27,706)	-	-	(27,706)

Impairment of goodwill and fixed assets written off	(84,498)	-	-	(84,498)

Operating costs and expenses excluding depreciation and amortization	(839,072)	-	(159,116)	(998,188)

Operating income/(loss)	(177,629)	6,087	(159,116)	(330,658)

Other income	7,568	-	-	7,568

Total other income (net)	7,568	-	-	7,568

Income tax expenses	-	-	-	-

Net (loss)/income after tax	$(170,061)	$6,087	$(159,116)	$(323,090)

Total assets, excluding goodwill	$213,067	$-	$5,901	$218,968
Goodwill	$-	$-	$-	$-
Capital expenditure	$-	$-	$-	$-

Year ended March 31, 2014

	Franchise	Subfranchise	Corporate	Total

Revenue	$760,180	$25,666	$-	$785,846

Depreciation and amortization	(32,724)	-	-	(32,724)

Operating costs and expenses excluding depreciation and amortization	(824,499)	-	(89,613)	(914,112)

Operating income/(loss)	(97,043)	25,666	(89,613)	(160,990)

Other income	5,601	-	-	5,601

Total other income (net)	5,601	-	-	5,601

Income tax expenses	-	-	-	-

Net (loss)/income after tax	$(91,442)	$25,666	$(89,613)	$(155,389)

Total assets, excluding goodwill	$213,267	$7,624	$5,865	$226,756
Goodwill	$311,291	$-	$-	$311,291
Capital expenditure	$-	$-	$-	$-

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A reconciliation of the expected income tax expense (based on HK income tax rate) to the actual income tax expense is as follows:

	Year ended March 31, 2015	Year ended March 31, 2014

Loss before tax	$(323,090)	$(155,389)
HK income tax rate	16.5%	16.5%
Expected income tax credit calculated at HK income tax rate	(53,309)	(25,639)
Corporate expenses not deductible for tax purposes	38,961	14,787
Temporary difference not recognized
Tax losses carryforward	14,348	10,852
Less: valuation allowance	(14,348)	(10,852)

Total	$-	$-

The Company's income tax provision in respect of operations in Hong Kong is calculated at the applicable tax rates on the estimated assessable profits for the year based on existing legislation, interpretations and practices in respect thereof. The standard tax rate applicable to the Company was 16.5%. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	March 31, 2015	March 31, 2014
Deferred tax (asset)/ liability
Tax losses	$(23,443)	$(15,956)
Difference between book and tax depreciation	$2,821	$8,259

Realization of the Company’s net deferred tax assets is dependent upon the Company’s ability to generate future taxable income in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and net operating loss carryforwards. The valuation allowance increased during the years ended March 31, 2015 was primarily related to increases in net operating loss carryovers, which the Company does not expect to realize. For the year ended December 31, 2015 and 2014, valuation allowance amounted to $20,622 and $7,697 respectively. Regarding the loss set-off treatment in Hong Kong, it allows loss to be carried forward without time limit to offset profits in future years.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 OPERATING LEASE COMMITMENTS

For Sino Wish’s operating restaurant, the Company entered into a rental agreement on March 1, 2010 to lease the premise located at shop no. 208 and 209 of Tai Yau Plaza, Wanchai, Hong Kong for a term of 6 years at a monthly rental rate of $11,243.

For Golden Spring, the Company entered into rental agreement on September 15, 2013 to lease premise for operation located at Flat A, Ground Floor, Tak Cheong Building, No.44 Yiu Wa street, Nos. 28 & 29 Canal Road Street, HK. The lease of premises was for a term of three years at a monthly rental rate of $8,770 for the first two years and $9,028 for the remaining one year.

As of March 31, 2015, the total future minimum lease payments under operating leases in respect of leased premises are payable as follows:

Year ended March 31,

2016	$230,470
2017	54,168

Total	$284,638

NOTE 12 RELATED PARTY TRANSACTIONS

Balance with related party	March 31, 2015	March 31, 2014
Payable to stockholders:
Cheung Ming, stockholder	$124,239	$509,519

The payables to Cheung Ming mainly represent payment by Cheung Ming on behalf of the Company for primarily the legal and professional expenses. This advance is unsecured, non-interest bearing and without fixed repayment term.

NOTE 13 CERTAIN RISK AND CONCENTRATION

Credit risk

As of March 31, 2015 and March 31, 2014, substantially all of the Company’s cash included bank deposits in accounts maintained within Hong Kong, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

There were no significant customers or vendors which accounts for 10% or more of the Company’s revenues or purchases during the periods presented.

NOTE 14 FIXED ASSETS WRITTEN OFF

Write off of fixed assets of $30,254 for the year ended March 31, 2015 associated with the closed shop operated by Legend Sun on May 28, 2014,

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 IMPAIRMENT ON GOODWILL

During the year, one of the restaurant operated by Legend Sun was closed on May 28, 2014, there were no future cash flows for this reporting unit, its undiscounted cash flow would be zero which indicates that goodwill impairment charge of $54,244 existed.

For the two restaurants operated by Sino Wish and Golden Spring, the Company performed annual goodwill impairment test and estimated the fair value of each of restaurants based on the income approach. Under the income approach, the fair value calculations based on the estimated future cash flows.

As a result, the fair value of the two restaurants exceeds its carrying value, goodwill is not impaired.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our President and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer have identified a material weakness in connection with the preparation of our consolidated financial statements as of and for the years ended March 31, 2015 and 2014 have thus concluded that our disclosure controls and procedures were not effective to provide reasonable assurance of the achievement of these objectives. A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness and control deficiency primarily related to absence of a Chief Financial Officer with appropriate professional experience with U.S. GAAP and SEC rules and regulations.

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

With the participation of the President and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2015 based upon the framework in Internal Control –Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, and due to the identified material weakness and internal control deficiency as discussed above, our management has concluded that, as of March 31, 2015, the Company's internal control over financial reporting was not effective.

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

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

As of March 31, 2015, the directors and executive officers serving the Company were as follows:

Name	Age	Position
Cheung Ming	55	President, Chief Financial Officer and Chairman
Cheung Sing	52	Director and Vice Chairman
Chan Tak Hing	64	Director

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

Biographical Information

Cheung Ming - Mr. Cheung Ming is 55 years old. Mr. Cheung Ming has served as President and as a Director of the Company since April 13, 2012, and has served as Chief Financial Officer since September 21, 2012. In addition to his work with the Company, Mr. Cheung Ming also serves as the Chief Executive Officer of Hengli & Liqi Furniture Limited, a Hong Kong corporation that specializes in furniture production from early 2006 to the present. As President of the Company, Mr. Cheung Ming was responsible for the overall business development of the Company. Mr. Cheung Ming was appointed as a director because he has extensive business management experience, including 28 years of experience in the area of retail business in China, Hong Kong and Taiwan.

Cheung Sing – Mr. Cheung Sing is 52 years old. Mr. Cheung Sing has served as a Director of the Company since April, 2008, and as Vice Chairman of the Board of Directors since November, 2010. On May 16, 2011, Cheung Sing was appointed as President, Chief Executive Officer and Chairman of the Board of Directors. On February 17, 2012,

Cheung Sing resigned from the position as Chief Executive Officer of the Company, and Chairman of the Board of Directors. On April 13, 2012, Cheung Sing resigned from the position as President of the Company. In addition to his work with the Company, from July, 1999, to the present, Mr. Cheung Sing, has been the Vice President of Hengli & Liqi Furniture Limited which is located in Hong Kong and is in the business of manufacturing indoor furniture. As Vice President of Hengli & Liqi, Mr. Cheung Sing is responsible for product developments, sales presentation, order executions and customer relations. From June 2000 to December 2002, Mr. Cheung Sing served as the Director of Operations of China Merchandise Company Limited (CMCL) which is located in Ningbo, China and is in the business of manufacturing outdoor furniture. As Director of Operations of CMCL, Mr. Cheung Sing was responsible for marketing and sales, order executions and the administration of the office in Ningbo. Mr. Cheung Sing was appointed as a director because he has extensive management experience in various business areas including manufacturing, product development, sales and marketing in both Hong Kong and China.

Chan Tak Hing – Mr. Chan is 64 years old and since November, 2010 has served as a Director of the Company. From September, 2009, to the present, he has served as Executive Chef of Legend Sun Ltd., and was responsible for the management of kitchen operations. Mr. Chan was a Chef of a Chinese restaurant from mid-year of 1996 to 1999. Mr. Chan has 31 years of experience with Chinese and Western style cuisine and kitchen management. Prior to joining the Company, Mr. Chan served various styles of Chinese and Western restaurants included Chinese traditional style and hotpot restaurants, western style bistros and restaurants. Mr. Chan was appointed as a director because of his extensive experience in food preparation and kitchen management.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission. Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, the Company believes that, as of March 31, 2015, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied.

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

ITEM 11.

EXECUTIVE COMPENSATION.

No plan or non-plan compensation has been awarded to, earned by, or paid to any director or executive officer of the Company during the fiscal years ended March 31, 2015 and 2014. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan as a result of the acquisition of HHL through completion of stock exchange, although it anticipates that it eventually will compensate our officers and directors for services with stock or options to purchase stock, in lieu of cash.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth, as of March 31, 2015, the ownership of each executive officer and director of the Registrant, and of all executive officers and directors of the Registrant as a group, and each person known by the Registrant to be a beneficial owner of 5% or more of its common stock. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.

No person listed below has any options, warrants or other right to acquire additional securities of the Registrant except as may be otherwise noted.

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common	Cheung Ming (1) 16/F Honest Motors Building, 9-11 Leighton Road, Causeway Bay, Hong Kong	10,118,190	45.51%
Common	Cheung Sing (1) 16/F Honest Motors Building, 9-11 Leighton Road, Causeway Bay, Hong Kong	350,000	1.57%
Common	Chan Tak Hing (1) Rm C, Flat L, 8/F., Malahon Apartments, 501-515 Jeffe Road, Wanchai, Hong Kong	35,000	0.16%
Common	Gu Yao Room 3003, Building Six, Hong Qiao Road, Shanghai, China	2,291,100	10.30%
Common	Vivian Choi Flat B, 17/F., Tower 8, Pacific Palisades Phase 1, 1 Braemar Hill Road, North Point, Hong Kong	2,350,794	10.57%
Common	All Directors and Executive Officers as a Group ( 3 in number)	10,503,190	47.24%

(1)

The person listed was an officer, a director, or both, of the Company as of March 31, 2015.

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

The Company had amount payable to shareholder of $124,239 and $509,519 as of March 31, 2015 and 2014 respectively. These amounts are payable to Cheung Ming, who is the President and a Director of the Company, and who is holder of 10,118,190 shares, or approximately 45.51% of the Company’s issued and outstanding common stock. The amounts due to shareholder mainly represent amounts advanced by Cheung Ming for payment of legal and professional fees on the Company’s behalf. The payable is unsecured, non-interest bearing and has no fixed repayment term.

The law firm of Frascona, Joiner, Goodman and Greenstein, P.C., has billed the Company $27,790 and $25,000 for legal fees for the fiscal years ended March 31, 2015, and March 31, 2014, respectively. Gary Joiner, who is a shareholder of the Company, is also a shareholder, officer and director, of Frascona, Joiner, Goodman and Greenstein, P.C., a law firm which provides legal services to the Company.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by UHY Vocation HK CPA Limited for audit of the Company’s financial statements for the fiscal year ended March 31, 2015 were $26,000.

Audit Related Fees

(2)

UHY Vocation HK CPA Limited billed the Company $30,000 for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal year ended March 31, 2015.

Tax Fees

(3)

The aggregate fees billed by UHY Vocation HK CPA Limited for tax compliance, advice and planning were $Nil for the fiscal year ended March 31, 2015.

All Other Fees

(4)

The aggregate fees billed by UHY Vocation HK CPA Limited for services other than the foregoing were $Nil during the fiscal year ended March 31, 2015.

Audit Committee Pre-approval Policies and Procedures

(5)

Studio II Brands, Inc., a blind pool reporting company which is not yet publicly traded, does not have an audit committee per se. The current board of directors functions as the audit committee.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Audited Financial Statements for Fiscal Year Ended March 31, 2015.

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

Date: July 14, 2015

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Cheung Ming

Cheung Ming, President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and Director

Date: July 14, 2015

By:  /S/ Cheung Sing

Cheung Sing, Director

Date: July 14, 2015

By:  /S/ Chan Tak Hing

Chan Tak Hing, Director

Date: July 14, 2015