Form 10-Q
period 2015-06-30
STUDIO II BRANDS INC
filed 2015-09-25
CIK 1081091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _ __________ to ______________

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

[ ] Yes

[X] No

As of September 22, 2015, the Issuer had 22,233,208 shares of common stock issued and outstanding.

QUARTERLY REPORT ON FORM 10-Q

OF STUDIO II BRANDS, INC.

FOR THE PERIOD ENDED JUNE 30, 2015

TABLE OF CONTENTS

PART I

-

FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18

PART II

-

OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Removed and Reserved	19
Item 5.	Other Information	19
Item 6.	Exhibits	20
Signatures		20

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

STUDIO II BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	March 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash	$ 17,462	$ 18,696
Inventories	4,251	5,248
	───────	───────
Total current assets	21,713	23,944
	───────	───────

Property and equipment, net	72,139	78,120
Security deposits	116,925	116,904
Goodwill	387,601	387,549

	───────	───────
Total assets	$ 598,378	$ 606,517
	========	========

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 313,677	$ 183,318
Bank overdraft	-	5,152

	───────	───────
Total current liabilities	313,677	188,470

Payable to stockholder	142,393	124,239
	───────	───────
Total liabilities	456,070	312,709
	───────	───────

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY
Common stock, 100,000,000 shares authorized with par value $0.001; 22,233,208 shares issued and outstanding as of June 30, 2015 and March 31, 2015	22,233	22,233
Additional paid-in capital	1,179,059	1,179,059
Accumulated deficit	(1,058,984)	(907,784)
	───────	───────
Total equity	142,308	293,808
	───────	───────
TOTAL LIABILITIES AND EQUITY	$ 598,378	$ 606,517
	========	========

See accompanying notes to consolidated financial statements (unaudited)

STUDIO II BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three-months ended June 30, 2015	For the three-months ended June 30, 2014

Revenue
Food and beverage income	$ 204,710	$ 161,037
Franchise and management fee income	-	3,293
	────────	────────
	204,710	164,330

Operating costs and expenses
Food and supplies	46,437	40,579
Payroll and employee benefits	54,997	50,348
Rental expenses	65,021	60,699
Fixed assets written off	-	28,851
Impairment on goodwill	-	54,244
Selling, general and administrative expenses	189,958	49,262
Other operating income, net	(203)	(926)
	────────	────────
	356,210	283,057
	────────	────────
Net loss before income tax	(151,500)	(118,727)
Income tax expenses	-	-
	────────	────────
Net loss	(151,500)	(118,727)
	────────	────────

Basic and fully diluted loss per common share	$ -	$ -
	=========	=========

WEIGHTED AVERAGE SHARES OUTSTANDING	22,233,208	16,536,141
	=========	=========

See accompanying notes to consolidated financial statements (unaudited)

STUDIO II BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

	Common Stock, Par value of $0.001		Additional	Accumulated	Total stockholder's
	Number	Amount	paid-in capital	Deficit	equity
Balance as of March 31, 2015	22,233,208	$ 22,233	$ 1,179,059	$ (907,484)	$ 293,808

Net loss for the period	-	-	-	(151,500)	(151,500)
	─────────	────────	────────	────────	────────
Balance as of June 30, 2015	22,233,208	$ 22,233	$ 1,179,059	$(1,058,984)	$ 142,308
	==========	=========	=========	=========	=========

See accompanying notes to consolidated financial statements (unaudited)

STUDIO II BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended June 30, 2015	Three months ended June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations	$ (151,500)	$ (118,727)
Adjustments to reconcile net loss to net cash (used in)/generated from operating activities:
Depreciation	5,995	6,227
Fixed assets written off	-	28,851
Impairment of goodwill	-	54,244
Changes in operating assets and liabilities:
Other receivables	-	1,372
Inventories	998	1,737
Security deposits	-	50,725
Account payables and accrued expenses	130,366	(36,338)
	────────	────────
NET CASH USED IN FROM OPERATING ACTIVITIES	(14,141)	(11,909)
	────────	────────
CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired from acquisition of a subsidiary	-	4,077
	────────	────────
NET CASH GENERATED FROM INVESTING ACTIVITIES	-	4,077
	────────	────────
CASH FLOWS FROM FINANCING ACTIVITIES

Advance from stockholder	18,154	10,405
	────────	────────
NET CASH GENERATED FROM FINANCING ACTIVITIES	18,154	10,405
	────────	────────

NET INCREASE IN CASH	4,013	2,573
Effect of exchange rate	(95)	-
Beginning of period	13,544	19,837
	────────	────────
End of period	$ 17,462	$ 22,410
	=========	=========

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
	=========	=========

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 ORGANIZATION

Studio II Brands, Inc. (the “Company”) was formed on May 6, 1996 in the State of Florida. The Company’s activities before February, 2011 were primarily directed towards the raising of capital and seeking business opportunities.

The Company has transitioned from its development stage to operational activities as of February 10, 2011. On February 10, 2011, the Company entered into and consummated a share exchange agreement with Hippo Lace Limited (“HLL”), a BVI corporation and Mr. Gu Yao (“Gu”), the sole stockholder of HLL to acquire Gu’s 100% interests of HLL and its wholly owned subsidiary, Legend Sun Limited (“Legend Sun”) a limited liability company incorporated and domiciled in Hong Kong and its principal activity is to provide catering services in Hong Kong. In conjunction with the acquisition, the Company completed the closing of the exchange transaction under the terms of the Exchange Agreement and Supplementary Agreement on February 10, 2011 by issued 2,291,100 shares of its Common Stock to Gu as consideration (i) to acquire all of the issued and outstanding shares of HLL owned by Gu valued at $34,450 or approximately $0.015 per share, and (ii) to pay off the outstanding stockholder loan owed to Gu Yao by HLL. Accordingly, after completion of the transaction described above, the outstanding stockholder loan in the amount of $184,226 was owed by HLL to the Company. In January 2010, HLL acquired another subsidiary, Kong Star Limited, a Hong Kong corporation (“Kong Star”) which with no business activity.

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

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Basis of presentation

These interim consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures for a fair presentation of these interim consolidated financial statements have been included. The results reported in the consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of the Company for the year ended March 31, 2015, as filed in Form 10-K with the Securities and Exchange Commission on July 14, 2015.

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

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(e)

Impairment of long-lived assets

Long-lived assets are comprised of property and equipment. Pursuant to the provisions of ASC360-10, “Property, plant and equipment”, long-lived assets to be held and used are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable by comparing the undiscounted cash flows associated with the assets to their carrying amounts. If such a review indicates an impairment, the carrying amount would be reduced to fair value.  Based on the Company’s assessment, there were no events or changes in circumstances that would indicate any impairment of long-lived assets as of June 30 and March 31, 2015.

As one of our owned restaurants operated by Legend Sun was closed on May 28, 2014, the related fixed assets were disposed of and result in a loss on write off of fixed assets of $30,254 for March 31, 2015.

(f)

Accounts payable and accrued expenses consist of the following:

	June 30, 2015	March 31, 2015
(Unaudited)

Accounts payable	$ 26,913	$ 24,454
Payroll and rental expenses	20,284	78,886
Other operating expenses	266,480	79,978
	────────	────────
	$ 313,677	$ 183,318
	=========	=========

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

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

As of June 30 and March 31, 2015, the Company's management has evaluated all such proceedings and claims. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

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

STUDIO II BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 FRANCHISE ARRANGEMENTS

Franchise arrangements are pursuant to franchise agreements entered by the Company as the franchisee and Sizegenic Holdings Limited as the franchisor, including payment to Sizegenic of franchise fee payable on anniversary basis and monthly management fee base upon a percent of franchisees’ net income after tax throughout the term of franchise.  Under this arrangement, franchise agreement is entered in February 2010 and renewed in April 2012, in which the Company is granted the right to operate café bistro using the brand name “Caffé Kenon” for a term of 3 years. The franchise agreement has been renewed for 3 years terms from 10 February 2015 to 9 February 2018 with the consent of the franchisor. The franchise agreement will be expired in 9 February 2018. Franchise fee expenses on the use of the license of the brand name and trademark “Caffé Kenon” is recorded upon the granting of the non-exclusive rights by Sizegenic as the fee is non-refundable to and non-cancellable by the Company.

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

As at June 30, 2015 no Franchise fees was owed and no franchise fee paid to Sizegenic for the period ended June 30, 2015, where Sizegenic has the common stockholder.

NOTE 5 INCOME TAX

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

NOTE 6 OPERATING LEASE COMMITMENTS

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

The two subsidiaries, Sino Wish and Golden Spring had to pay management fee to Ever Lucid Limited during the period ended June 30, 2015 for the office used. As there are no agreement signed, no operating lease commitment has to be considered.

As of June 30, 2015, the total future minimum lease payments under operating lease in respect of leased premises are payable as follows:

Year ended March 31,

2016	$ 215,457
2017	54,182
────────
Total	$ 269,639
==========

NOTE 7 RELATED PARTY TRANSACTIONS

	June 30, 2015	March 31,2015
(Unaudited)
Balance with related party

Payable to stockholders:
(a) Cheung Ming, stockholder	$ 142,393	$ 124,239

Transaction with related party

Rental payment	116,104	-

	============	===========

The payables to Cheung Ming mainly represent payment by Cheung Ming on behalf of the Company for primarily the legal and professional expenses. This advance is unsecured, non-interest bearing and without fixed repayment term.

Rental payment paid to Ever Lucid Limited, a related company, which is a company incorporated in Hong Kong having common stockholder.

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

Current operations

Through the Company’s operating subsidiaries, Sino Wish and Golden Spring, the Company is in the business of operating coffee shops under the trade name “Caffé Kenon.” The Company currently owns and operates two Caffé Kenon coffee shops located in Hong Kong. These shops are operated under the terms of a franchise agreement between HLL and Sizegenic Holdings Limited (“Sizegenic”), a British Virgin Islands corporation. Legend Sun’s lease agreement with landlord was expired on May 31, 2014 and the Company did not renew the contract. As a result, the restaurant located at Nam Hing Fong, 38 Yiu Wa Street, Causeway Bay, Hong Kong was closed down on May 28, 2014.

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

Critical Accounting Policies and Estimates

A summary of significant accounting policies is provided in Note 3 to our financial statements included in our filing on Form 10-K for the fiscal year ended March 31, 2015, and filed with the SEC on July 14, 2015. Our officers and directors believe that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

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

Results for the Three Months Ended June 30, 2015 compared to Three Months Ended June 30, 2014

The following discussion regarding unaudited results of operation relates to the business operations which are carried on through our operating subsidiaries, Legend Sun and Sino Wish.  The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere in this Form.

Result of operations

Revenue

Revenue for the three months ended June 30, 2015, was $204,710, as compared to revenue of $161,037 for the three months ended June 30, 2014. The increase of $43,673, or approximately 27%, was mainly caused by the Company acquired a subsidiary Golden Spring since June 30, 2014, this is one of subsidiary operates as a restaurant.

Operating Expenses

Operating expenses for the Company and subsidiaries consist of the following items:

	For the three months ended June 30
	2015	2014	2015 to 2014

Food and supplies	$ 46,436	$ 40,579	$ 5,857
Staff costs	54,998	50,348	4,650
Rent, government fee, management fee	129,067	60,699	68,368
Electricity, gas and utilities	10,106	8,832	1,274
Depreciation	5,996	6,005	(9)
Professional and audit fee	32,709	17,105	15,604
Fixed assets written off	-	28,851	(28,851)
Impairment on goodwill	-	54,244	(54,244)
Others	77,101	17,320	59,781
	───────	───────	────────
	$ 356,413	$ 283,983	$72,430
	=========	=========	=========

The increase of operating expenses to $356,413 for the three months ended June 30, 2015 as compared to operating expenses of $283,983 for the same period for 2014, which represents an increase of operating expenses of $72,430 or approximately 25.5% increase, was mainly due to the shop acquired on May 28, 2014 which was operated by Golden Spring. i.e. the direct cost including foods, rental and staff cost was increased comparatively.

Net operating loss

Net loss for the period ended June 30, 2015 amounting to $151,500. While the Company’s restaurants could be operated at a near break-even level, legal and professional fee for maintenance and compliance with relevant SEC laws and regulations of the Company had made the Company suffered from loss in both years of 2015 and 2014. The result of loss and its nature of business remained similar as the same period in the last year.

Impact of Inflation

Inflation and changing prices have had an effect on our business and we expect that inflation or changing prices could materially affect our business in the foreseeable future. Our management will closely monitor the price change and make efforts to maintain effective cost control in operations.

Liquidity and Capital Resources

Net cash generated from operating activities for the three months period ended June 30, 2015 was $4,013. It mainly represents cash income on daily operations.

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

As of June 30, 2015, there were no material commitments for capital expenditures for business operations.

The Company’s independent registered public accounting firm’s report of the financial statements for the year ended March 31, 2015 contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer have identified a material weakness in connection with the preparation of our consolidated financial statements as of and for the period ended June 30, 2015 and have thus concluded that our disclosure controls and procedures were not effective to provide reasonable assurance of the achievement of these objectives.  A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness and control deficiency primarily related to absence of a Chief Financial Officer with appropriate professional experience with U.S. GAAP and SEC rules and regulations.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: September 22, 2015